Form 10-Q
period 1994-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1995-02-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

Form 10-Q
(Mark One)

 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994 or

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from / / to / / .


0-11521
(Commission File Number)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of incorporation)

23-1701520
(I.R.S. Employer Identification No.)


Great Valley Corporate Center
4 Country View Road
Malvern, Pennsylvania  19355
(Address of principal executive offices)

Registrant's telephone number, including area code:
(610) 647-5930


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


12,495,246 Common shares, $.01 par value, as of February 8, 1995



Page 1 of 13 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I,  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 1994 and September 30, 1994

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 1994 and 1993

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 1994 and 1993

     Notes to Condensed Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition

PART II,  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                           December 31,   September 30,
                                              1994            1994
                                           (UNAUDITED)       (NOTE)
ASSETS

CURRENT ASSETS
   Cash and short-term investments          $26,338,000   $ 30,537,000
   Receivables, including $32,440,000
      and $34,640,000 of earned
      revenues in excess of billings,
      net of allowance for doubtful
      accounts of $1,346,000 and
      $1,228,000                             54,262,000     52,406,000
   Prepaid expenses and other receivables     6,556,000      5,124,000
                                           ------------   ------------
                 TOTAL CURRENT ASSETS        87,156,000     88,067,000

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                  20,474,000     20,002,000

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization
                                              3,209,000      3,003,000
COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                               6,710,000      6,812,000

COVENANTS-NOT-TO-COMPETE, net of
   accumulated amortization                   2,601,000      2,541,000

OTHER ASSETS AND DEFERRED CHARGES             8,186,000      8,384,000
                                           ------------   ------------
                              TOTAL ASSETS $128,336,000   $128,809,000
                                           ============   ============




(continued on next page .  .  .  .)


SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                           December 31,   September 30,
                                              1994            1994
                                           (UNAUDITED)       (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                        $  3,070,000   $  3,660,000
   Income taxes payable                         442,000        985,000
   Accrued expenses                           8,860,000     10,097,000
   Deferred revenue                          12,165,000     14,086,000
                                           ------------   ------------
            TOTAL CURRENT LIABILITIES        24,537,000     28,828,000

LONG-TERM DEBT, less current portion         35,015,000     34,500,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000,000 shares,
      none issued
   Common stock, par value $.01 per share-
      authorized 24,000,000 shares, issued
      13,637,804 and 13,581,235 shares          136,000        136,000
   Capital in excess of par value            41,183,000     40,869,000
   Retained earnings                         30,481,000     27,510,000
                                           ------------   ------------
                                             71,800,000     68,515,000
Less
   Held in treasury, 1,150,941 common
      shares--at cost                        (2,959,000)    (2,959,000)
   Unearned compensation                        (57,000)       (75,000)
                                           ------------   ------------
                                             68,784,000     65,481,000
                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $128,336,000   $128,809,000
                                           ============   ============


Note: The condensed consolidated balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                            For the Three Months Ended
                                                   December 31,

                                                1994           1993
REVENUES:
   OnSite services                          $15,753,000    $15,185,000
   Software and hardware sales and services  14,725,000      9,563,000
   Maintenance and enhancements               8,258,000      7,344,000
   Interest and other revenue                   463,000        301,000
                                            -----------    -----------
                                             39,199,000     32,393,000

EXPENSES:
   Cost of OnSite services                   11,974,000     11,761,000
   Cost of software and hardware sales
      and services and maintenance
      and enhancements                       12,132,000      9,022,000
   Selling, general and administrative        9,863,000      7,999,000
   Interest expense                             624,000        630,000
                                            -----------    -----------
                                             34,593,000     29,412,000

Income before income taxes                    4,606,000      2,981,000

Provision for federal and state
   income taxes                               1,635,000      1,014,000
                                            -----------    -----------

Net Income                                  $ 2,971,000    $ 1,967,000
                                            ===========    ===========

Per common share:
Net income
   Primary                                       $ 0.22         $ 0.15
   Fully diluted                                 $ 0.21         $ 0.15
Common shares and equivalents outstanding
   Primary                                   13,650,439     13,392,845
   Fully diluted                             15,950,439     13,392,845



See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                            For the Three Months Ended
                                                   December 31,


                                                1994           1993
OPERATING ACTIVITIES
Net income                                  $ 2,971,000    $ 1,967,000
Adjustments to reconcile net income to
   net cash (used in) operating activities:
   Depreciation and amortization              2,026,000      1,621,000
   Changes in operating assets and
      liabilities:
      (Increase) in receivables              (2,092,000)    (1,437,000)
      (Increase) in other current assets     (1,432,000)      (903,000)
      (Decrease) in other accrued expenses
         and liabilities                     (1,337,000)      (457,000)
      (Decrease) in deferred revenue         (1,921,000)    (2,561,000)
      Other, net                               (874,000)      (741,000)
                                            ------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES      (2,659,000)    (2,511,000)

INVESTING ACTIVITIES
Purchase of property and equipment           (1,038,000)      (771,000)
Capitalized computer software costs            (432,000)      (187,000)
(Increase) in short-term investments                - -    (13,788,000)
Proceeds from sale or maturity of
   investments held as available for sale     5,082,000            - -
Purchase of investments held as available
   for sale                                  (2,228,000)           - -
Purchase of IntelliSource assets               (400,000)           - -
                                            ------------   ------------
NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES          984,000    (14,746,000)

FINANCING ACTIVITIES
Proceeds from exercise of stock options         314,000        811,000
                                            ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       314,000        811,000

(DECREASE) IN CASH & CASH EQUIVALENTS        (1,361,000)   (16,446,000)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD   7,685,000     29,522,000
                                            ------------   ------------
CASH & CASH EQUIVALENTS-END OF PERIOD       $ 6,324,000    $13,076,000
                                            ============   ============


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1994

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. Operating results for the three month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.


NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with current year format.


NOTE B--CASH AND SHORT-TERM INVESTMENTS

                                   Dec. 31, 1994      Sep. 30, 1994
Cash and cash equivalents           $ 6,324,000        $ 7,685,000
Short-term investments, plus
  accrued interest of $113,000
  and $209,000                       20,014,000         22,852,000
                                    -----------        -----------
Cash and short-term investments     $26,338,000        $30,537,000



Cash equivalents--Cash equivalents are defined as short-term highly liquid investments with a maturity of three months or less at the date of purchase.

Securities available-for-sale--Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). In accordance with the provisions of FAS 115, the Company has classified marketable equity securities and debt securities as available-for-sale. The available-for-sale portfolio represents cash available for current operations and is classified as short-term investments. Available-for-sale securities are stated at amortized cost which approximates market. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. Interest on securities classified as available-for-sale is included in interest income.

During the three-month period ending December 31, 1994, the gross realized gains on sales of available-for-sale securities totaled $20,000 and gross realized losses on sales totaled $4,000.

The contractual maturities of securities held at December 31, 1994, are shown below.

Due in one year or less                    $12,922,000
Due after one year through three years       6,979,000
                                           -----------
                                           $19,901,000




NOTE C--EARNINGS PER COMMON SHARE

Primary income per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, they are excluded from the income per share calculation. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus the increased number of shares that would be outstanding for the quarter ending December 31, 1994, assuming the conversion of the 6 1/4% convertible subordinated debentures. Net income at December 31, 1994 used in the calculation of fully diluted income per share has been adjusted for interest expense (net of tax) on the convertible subordinated debentures. The effect of the convertible subordinated debentures is not included in the December 31, 1993 earnings per share calculation as the effect would be anti-dilutive.


NOTE D--OTHER

Product development expenses (which are included in cost of software and hardware sales and services and maintenance and enhancements) not capitalized aggregated $2,283,000 and $1,900,000 in the three month periods ended December 31, 1994 and 1993, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth: (a) income statement items as a percentage of total revenues and (b) the percentage change for each item from the prior year comparative period.
                                    % of Total Revenues      % Change
                                    Three Months Ended         from
                                       December 31,         Prior Year

                                       1994    1993

REVENUES
OnSite services                         40%     47%             4%
Software and hardware sales
   and services                         38%     29%            54%
Maintenance and enhancements            21%     23%            12%
Interest and other revenue               1%      1%            54%
TOTAL                                  100%    100%            21%

EXPENSES
Cost of services, sales and
   maintenance and enhancements *       61%     64%            16%
Selling, general and administrative *   25%     25%            23%
Interest expense                         2%      2%            (1)%
Income before income taxes              12%      9%            55%



The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category and the total gross profit as a percentage of total revenue (excluding interest and other revenue). The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software and hardware sales and services.

                                                Three Months Ended
                                                    December 31,
                                                   1994      1993
GROSS PROFIT *
OnSite services                                    24%       22%
Software and hardware sales and
   services and maintenance and enhancements       47%       47%
TOTAL                                              38%       35%


*  Reclassified to current year format.

REVENUES

The 54% increase in software and hardware sales and services revenue is attributable to increases in licenses of BANNER and related services to both the US and international utilities markets and continued demand for the BANNER products and related services in the global higher education market.

The 12% increase in maintenance and enhancements revenue over the prior year period is a result of continued high annual renewal rates and a growing installed base of clients, primarily in the higher education market.

GROSS PROFIT

The increase in gross profit is the result of increases in volume and the change in mix during the quarter. Revenue increased in the first quarter of fiscal year 1995 compared to the prior year period at a greater rate than increases in related costs. The mix improvement is primarily the result of the increase in the percentage of license fees and related services revenue included in software and hardware sales and services revenue during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 23 % in the first quarter of fiscal 1995, due to continued increases in sales and marketing efforts.



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $26.3 million and $30.5 million at December 31, 1994 and September 30, 1994 respectively. The Company has a $20 million credit facility available for general corporate purposes which expires in June 1996 with optional annual extensions. At December 31, 1994 there were no borrowings outstanding. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends.

The Company has outstanding $34.5 million of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures are convertible into common stock of the Company any time prior to redemption or maturity at a conversion price of $15 per share, subject to adjustment in certain events. The debentures are redeemable at any time after September 10, 1996 at prices decreasing from 104.2% of the principal amount at September 1, 1996 to par on September 1, 2002.

Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). FAS No. 115 requires the Company to classify as available-for-sale and carry at fair value all debt securities for which the Company does not have the positive intent and ability to hold to maturity.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements, together with net cash provided by continuing operations, should satisfy its needs for the foreseeable future.

In December 1994, the Company acquired the IntelliSource Software Group, a division of the privately-held Management Analysis Company. IntelliSource Software Group products serve the utility market. The Company will pay a purchase price of $1.2 million in increments over a four-year period with additional payments contingent upon performance.

On February 8, 1995, the Company announced the signing of a letter of intent for the purchase of Adage Systems International, Inc. (Adage Systems), including all existing ADAGE software, technology and operations. The acquisition is subject to completion of due diligence, execution of a definitive agreement and approvals. If the transaction is completed, the Company would pay a purchase price of one million shares of SCT common stock, with potential additional consideration depending upon the performance of Adage Systems and the Company's stock price over a five-year period.

Numerous factors could affect the Company's future operating results, including general economic conditions, continued market acceptance of the Company's products, and competitive pressures. Future revenue growth and operating results are in part dependent upon accelerated license fee revenue and related services growth from the Company's international operations.

The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict. The Company believes it has the resources to continue to compete effectively.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II


Item 6(b).    Reports on Form 8-K

     The registrant was not required to file any current reports on Form 8-K during the three months ended December 31, 1994.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                     (Registrant)


Date:  02/13/95       /s/

                      Eric Haskell
                      Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer