Form 10-Q
period 1995-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1995-05-15
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                Form 10-Q

  (Mark One)
   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from / / to / / .


                                 0-11521
                         (Commission File Number)


                 SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
          (Exact name of registrant as specified in its charter)


           Delaware                                 23-1701520
  (State or other jurisdiction                   (I.R.S Employer
   of incorporation)                          Identification Number)


                      Great Valley Corporate Center
                           4 Country View Road
                      Malvern, Pennsylvania  19355
                (Address of principal executive offices)

    Registrant's telephone number, including area code:  (610) 647-5930


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


  12,723,166 Common shares, $.01 par value, as of May 3, 1995





  Page 1 of 15 consecutively numbered pages


  (PAGE)





  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

  INDEX


  PART I,  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
          March 31, 1995 and September 30, 1994

       Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 1995 and 1994

       Condensed Consolidated Statements of Operations -
          Six Months Ended March 31, 1995 and 1994

       Condensed Consolidated Statements of Cash Flows -
          Six Months Ended March 31, 1995 and 1994

       Notes to Condensed Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of
       Operations and Financial Condition

  PART II,  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

  SIGNATURES




  (PAGE)






















  (TABLE)
  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (CAPTION)



                                              March 31,     September 30,
                                                1995            1994
                                             (UNAUDITED)       (NOTE)
  (S)                                        (C)            (C)
  ASSETS

  CURRENT ASSETS
     Cash and short-term investments         $ 19,870,000   $ 30,537,000
     Receivables, including $38,509,000
        and $34,640,000 of earned
        revenues in excess of billings,
        net of allowance for doubtful
        accounts of $1,171,000 and
        $1,228,000                             59,213,000     52,406,000
     Prepaid expenses and other receivables     8,010,000      5,124,000
                                             ------------   ------------
                   TOTAL CURRENT ASSETS        87,093,000     88,067,000

  PROPERTY AND EQUIPMENT--net of
     accumulated depreciation                  22,053,000     20,002,000

  CAPITALIZED COMPUTER SOFTWARE COSTS,
     net of accumulated amortization
                                                3,787,000      3,003,000
  COST IN EXCESS OF FAIR VALUE OF NET
     ASSETS ACQUIRED, net of accumulated
     amortization                               6,581,000      6,812,000

  COVENANTS-NOT-TO-COMPETE, net of
     accumulated amortization                   2,278,000      2,541,000

  OTHER ASSETS AND DEFERRED CHARGES             7,625,000      8,384,000
                                             ------------   ------------
                                TOTAL ASSETS $129,417,000   $128,809,000
                                             ============   ============




  (FN)
  (continued on next page .  .  .  .)
  (/FN)
  (/TABLE)

  (PAGE)








  (TABLE)
  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (CAPTION)



                                              March 31,     September 30,
                                                1995            1994
                                             (UNAUDITED)       (NOTE)
  (S)                                        (C)            (C)
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable                        $  4,173,000   $  3,660,000
     Income taxes payable                         491,000        985,000
     Accrued expenses                           8,774,000     10,097,000
     Deferred revenue                           8,836,000     14,086,000
                                             ------------   ------------
              TOTAL CURRENT LIABILITIES        22,274,000     28,828,000

  LONG-TERM DEBT, less current portion         32,015,000     34,500,000

  STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per
        share--authorized 3,000,000 shares,
        none issued
     Common stock, par value $.01 per share-
        authorized 24,000,000 shares, issued
        13,853,386 and 13,581,235 shares          139,000        136,000
     Capital in excess of par value            44,266,000     40,869,000
     Retained earnings                         33,730,000     27,510,000
                                             ------------   ------------
                                               78,135,000     68,515,000
  Less
     Held in treasury, 1,150,941 common
        shares--at cost                        (2,959,000)    (2,959,000)
     Unearned compensation                        (48,000)       (75,000)
                                             ------------   ------------
                                               75,128,000     65,481,000
                                             ------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $129,417,000   $128,809,000
                                             ============   ============


  (FN)
  Note: The condensed consolidated balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

  See notes to condensed consolidated financial statements.
  (/FN)
  (/TABLE)



  (PAGE)




  (TABLE)
  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
  (CAPTION)

                                              For the Three Months Ended
                                                       March 31,

                                                  1995           1994
  (S)                                         (C)            (C)
  REVENUES:
     OnSite services                          $16,978,000    $16,168,000
     Software and hardware sales and services  16,577,000     14,006,000
     Maintenance and enhancements               8,606,000      7,193,000
     Interest and other revenue                 1,030,000        123,000
                                              -----------    -----------
                                               43,191,000     37,490,000

  EXPENSES:
     Cost of OnSite services                   13,536,000     12,884,000
     Cost of software and hardware sales
        and services and maintenance
        and enhancements                       13,600,000     10,434,000
     Selling, general and administrative       10,185,000      9,262,000
     Interest expense                             682,000        635,000
                                              -----------    -----------
                                               38,003,000     33,215,000

  Income before income taxes                    5,188,000      4,275,000

  Provision for federal and state
     income taxes                               1,939,000      1,453,000
                                              -----------    -----------

  Net Income                                  $ 3,249,000    $ 2,822,000
                                              ===========    ===========

  Per common share:
  Net income
     Primary                                       $ 0.24         $ 0.21
     Fully diluted                                 $ 0.23         $ 0.20
  Common shares and equivalents outstanding
     Primary                                   13,562,739     13,569,247
     Fully diluted                             15,762,739     15,869,247



  (FN)
  See notes to condensed consolidated financial statements.
  (/FN)
  (/TABLE)




  (PAGE)



  (TABLE)
  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
  (CAPTION)

                                              For the Six Months Ended
                                                      March 31,

                                                  1995           1994
  (S)                                         (C)           (C)
  REVENUES:
     OnSite services                          $32,731,000    $31,353,000
     Software and hardware sales and services  31,302,000     23,569,000
     Maintenance and enhancements              16,864,000     14,537,000
     Interest and other revenue                 1,493,000        424,000
                                              -----------    -----------
                                               82,390,000     69,883,000

  EXPENSES:
     Cost of OnSite services                   25,510,000     24,646,000
     Cost of software and hardware sales
        and services and maintenance
        and enhancements                       25,732,000     19,455,000
     Selling, general and administrative       20,048,000     17,261,000
     Interest expense                           1,306,000      1,265,000
                                              -----------    -----------
                                               72,596,000     62,627,000

  Income before income taxes                    9,794,000      7,256,000

  Provision for federal and state
     income taxes                               3,574,000      2,467,000
                                              -----------    -----------

  Net Income                                  $ 6,220,000    $ 4,789,000
                                              ===========    ===========

  Per common share:
  Net income
     Primary                                       $ 0.46         $ 0.36
     Fully diluted                                 $ 0.44         $ 0.35
  Common shares and equivalents outstanding
     Primary                                   13,558,922     13,436,993
     Fully diluted                             15,808,922     15,788,531




  (FN)
  See notes to condensed consolidated financial statements.
  (/FN)
  (/TABLE)



  (PAGE)



  (TABLE)
  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (UNAUDITED)
  (CAPTION)
                                              For the Six Months Ended
                                                      March 31,

                                                  1995           1994
  (S)                                         (C)            (C)
  OPERATING ACTIVITIES
  Net income                                  $ 6,220,000    $ 4,789,000
  Adjustments to reconcile net income to
     net cash (used in) operating activities:
     Depreciation and amortization              4,290,000      3,273,000
     Changes in operating assets and
        liabilities:
        (Increase) in receivables              (6,940,000)    (6,666,000)
        (Increase) in prepaid expenses and
           other receivables                   (2,886,000)    (1,088,000)
        (Decrease) increase in other accrued
           expenses and liabilities            (1,423,000)       181,000
        (Decrease) in deferred revenue         (5,250,000)    (4,679,000)
        Other, net                                (32,000)       843,000
                                              ------------   ------------
  NET CASH (USED IN) OPERATING ACTIVITIES      (6,021,000)    (3,347,000)

  INVESTING ACTIVITIES
  Purchase of property and equipment           (3,409,000)    (2,461,000)
  Capitalized computer software costs          (1,213,000)      (391,000)
  (Increase) in short-term investments                - -    (15,643,000)
  Proceeds from sale or maturity of
     investments held as available for sale    10,075,000            - -
  Purchase of investments held as available
     for sale                                  (2,228,000)           - -
  Purchase of subsidiary assets                  (424,000)           - -
                                              ------------   ------------
  NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES        2,801,000    (18,495,000)

  FINANCING ACTIVITIES
  Proceeds from exercise of stock options         400,000      1,361,000
                                              ------------   ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES       400,000      1,361,000

  (DECREASE) IN CASH & CASH EQUIVALENTS        (2,820,000)   (20,481,000)
  CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD   7,685,000     29,522,000
                                              ------------   ------------
  CASH & CASH EQUIVALENTS-END OF PERIOD       $ 4,865,000    $ 9,041,000
                                              ============   ============

  SUPPLEMENTAL INFORMATION
  Noncash investing and financing activities:
  Conversion of subordinated debentures         3,000,000            - -
                                              ============   ============
  (FN)
  See notes to condensed consolidated financial statements.
  (/FN)
  (/TABLE)
  (PAGE)

  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


  March 31, 1995

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. Operating results for the three and six month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.


  NOTE A--RECLASSIFICATION

  Certain prior year information has been reclassified to conform with current year format.


  NOTE B--CASH AND SHORT-TERM INVESTMENTS
  (TABLE)
  (CAPTION)

                                     Mar. 31, 1995      Sep. 30, 1994
  (S)                                 (C)                (C)
  Cash and cash equivalents           $ 4,865,000        $ 7,685,000
  Short-term investments, plus
    accrued interest of $135,000
    and $209,000                       15,005,000         22,852,000
                                      -----------        -----------
  Cash and short-term investments     $19,870,000        $30,537,000
  (/TABLE)


  Cash equivalents--Cash equivalents are defined as short-term highly liquid investments with a maturity of three months or less at the date of purchase.

  Securities available-for-sale--Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). In accordance with the provisions of FAS 115, the Company has classified marketable equity securities and debt securities as available-for-sale. The available-for-sale portfolio represents highly liquid investments available for current operations and, accordingly, is classified as short-term investments. Available-for-sale securities are stated at amortized cost which approximates market.

  The contractual maturities of securities held at March 31, 1995, are shown below.


  (TABLE)
  (S)                                        (C)
  Due in one year or less                    $   112,000
  Due after one year through three years      14,758,000
                                             -----------
                                             $14,870,000
  (/TABLE)


  During the six month period ending March 31, 1995, the gross realized gains on sales of available-for-sale securities totaled $60,000 and gross realized losses on sales totaled $4,000.



  NOTE C--EARNINGS PER COMMON SHARE

  Primary income per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, they are excluded from the income per share calculation. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus the increased number of shares that would be outstanding for the quarter ending March 31, 1995, assuming the conversion of the 6 1/4% convertible subordinated debentures. Net income for the three and six month periods ending March 31, 1995 used in the calculation of fully diluted income per share has been adjusted for interest expense (net of tax) on the convertible subordinated debentures.


  NOTE D--OTHER

  Product development expenses (which are included in cost of software and hardware sales and services and maintenance and enhancements) not capitalized aggregated $4,369,000 and $3,890,000 in the six month periods ended March 31, 1995 and 1994, respectively.



  (PAGE)













  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF OPERATIONS AND FINANCIAL CONDITION

  RESULTS OF OPERATIONS

  (TABLE)
  The following table sets forth: (a) income statement items as a percentage of total revenues and (b) the percentage change for each item from the prior year comparative period.
  (CAPTION)
                               % of Total Revenues      % Change from
                                                          prior Year
                             Three Mos.  Six Mos.
                                Ended      Ended     Three Mos.  Six Mos.
                              March 31,  March 31,     Ended      Ended
                             1995 1994  1995 1994    March 31   March 31
  (S)                        (C)  (C)   (C)  (C)       (C)        (C)
  REVENUES
  OnSite services             39%  43%   40%  45%        5%         4%
  Software and hardware
    sales and services        39%  38%   38%  33%       18%        33%
  Maintenance & enhancements  20%  19%   20%  21%       20%        16%
  Interest and other revenue   2%   0%    2%   1%      737%       252%
                             ---- ----  ---- ----
  Total                      100% 100%  100% 100%       15%        18%

  EXPENSES
  Cost of services, sales
    and maintenance &
    enhancements *            63%  62%   62%  63%       16%        16%
  Selling, general and
    administrative *          24%  25%   24%  25%       10%        16%
  Interest expense             1%   2%    2%   2%        7%         3%
  Income before income taxes  12%  11%   12%  10%       21%        35%
  (/TABLE)

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

  (TABLE)
  (CAPTION)
                                          Three Months       Six Months
                                             Ended             Ended
                                           March 31,          March 31,
                                          1995   1994        1995  1994
  (S)                                      (C)    (C)         (C)   (C)
  GROSS PROFIT *
     OnSite services                       20%    20%         22%   21%
     Software and hardware sales
        and services and maintenance
        and enhancements                   46%    51%         47%   49%
  TOTAL                                    36%    38%         37%   37%
  (/TABLE)
  *  Reclassified to conform to current year format.
  (PAGE)
  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)


  Revenues

  The 18% and 33% increases in software and hardware sales and services revenue in the second quarter and the first six months of fiscal year 1995 are primarily attributable to increases in licenses of BANNER and related services to both the US and international utilities markets.

  The maintenance and enhancements revenue increases of 20% and 16% in the three and six-month periods ending March 31, 1995 over the prior year periods are the result of continued high annual renewal rates and a growing installed base of clients, primarily in the higher education market.

  The increase in interest and other revenue in the three-month and six-month periods ending March 31, 1995 is primarily attributable to a $550,000 gain on the sale of an inactive product line.


  Gross Profit

  The decrease in gross profit as a percentage of total revenue (excluding interest and other revenue) from 38% to 36% in the three month period ending March 31, 1995 is primarily attributable to a change in mix.
  The percentage of software services revenues to the international utilities market included in software and hardware sales and services revenue increased relative to license fees during the period.


  Selling, General And Administrative Expenses

  Selling, general and administrative expenses increased 10% and 16% in the second quarter and first six months of fiscal 1995, due to continued increases in sales and marketing efforts.


  Income Taxes

  The provisions for income taxes for the three and six month periods ending March 31, 1995 and 1994 relate primarily to current income taxes payable. The increases in the provision for income taxes in the current periods compared with prior year periods are primarily the result of a higher relative amount of research and development tax credits used in the fiscal 1994 periods versus current periods.



  LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

  The Company's cash and short-term investments balance was $19.9 million and $30.5 million at March 31, 1995 and September 30, 1994 respectively. The Company has a $20 million credit facility available for general corporate purposes which expires in June 1996 with optional annual extensions. At March 31, 1995, there were no borrowings outstanding.
  As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends.

  At March 31, 1995, the Company has outstanding $31.5 million of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures are convertible into common stock of the Company any time prior to redemption or maturity at a conversion price of $15 per share, subject to adjustment in certain events. The debentures are redeemable at any time after September 10, 1996 at prices decreasing from 104.2% of the principal amount at September 1, 1996 to par on September 1, 2002. During the quarter ended March 31, 1995, $3 million of the convertible subordinated debentures were converted into 200,000 shares of common stock.

  Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). FAS 115 requires the Company to classify as available-for-sale and carry at fair value all debt securities for which the Company does not have the positive intent and ability to hold to maturity.

  The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements, together with net cash provided by continuing operations, should satisfy its needs for the foreseeable future.

  During the first six months of 1995 the increase in receivables is due to: (1) increased revenues accrued on OnSite services contracts in excess of billings and (2) the timing of billings on the Company's software products. The decrease in deferred revenues is the result of
  (1) an OnSite services client, which prepays annually in the fourth quarter of the fiscal year and (2) a higher than average percentage of maintenance contracts having a June 30th anniversary.

  In December 1994, the Company acquired the IntelliSource Software Group, a division of the privately-held Management Analysis Company. IntelliSource Software Group products serve the utility market. The Company will pay a purchase price of $1.2 million in increments over a four-year period with additional payments contingent upon performance.

  In February 1995, the Company announced the signing of a letter of intent for the purchase of Adage Systems International, Inc. (Adage Systems), including all existing Adage software, technology and operations. The acquisition is subject to completion of due diligence, execution of a definitive agreement and other customary conditions and approvals. If the transaction is completed, the Company expects to pay a purchase price of one million shares of SCT common stock, with potential additional consideration depending upon the performance of Adage Systems and the Company's stock price over a five-year period. Additionally, the Company expects that a portion of the purchase price will be accounted for as purchased research and development. The charge for such purchased research and development will be based on an appraisal which is currently in process. Preliminary estimates suggest that the charge will be between $6 million and $10 million.

  Numerous factors could affect the Company's future operating results, including general economic conditions, continued market acceptance of the Company's products, and competitive pressures. Future revenue growth and operating results are in part dependent upon accelerated license fee revenue and related services growth from the Company's international operations.

  The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing in the development of new products and in improvements to existing products. During the quarter ended March 31, 1995, the Company released an upgraded version of its client / server-based administrative software, BANNER 2.1. This latest version of the software runs in graphical user interface and character-based modes simultaneously and is successfully operating at numerous early support sites. The costs of such products were expensed as incurred.
  In addition, the Company has new products in development for the utility and local government markets. The costs of such products have been capitalized.

  (PAGE)














































  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

  PART II


  Item 4.   Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Shareholders held on February 24, 1995, Michael D. Chamberlain and Thomas I. Unterberg were reelected as directors of the Company for a term expiring at the Company's 1998 Annual Meeting of Shareholders. There were 9,385,780 votes cast in favor of the election of Mr. Chamberlain and 28,411 votes withheld from his election, and there were 9,365,102 votes cast in favor of the election of Mr. Unterberg and 49,089 votes withheld from his election. There were no abstentions and no broker non-votes.



  Item 6(b).   Reports on Form 8-K

      The registrant did not file any current reports on Form 8-K during the three months ended March 31, 1995.



  (PAGE)


































  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                       (Registrant)


  Date:  05/15/95       /s/

                        Eric Haskell
                        Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer



  (PAGE)