Form 10-Q
period 1995-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1995-08-11
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

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


13,956,481 Common shares, $.01 par value, as of August 4, 1995





Page 1 of 16 consecutively numbered pages


(PAGE)


SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 1995 and September 30, 1994

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 1995 and 1994

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 1995 and 1994

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 1995 and 1994

     Notes to Condensed Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition

PART II,  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES




(PAGE)
























(TABLE)
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CAPTION)



                                            June 30,     September 30,
                                              1995            1994
                                           (UNAUDITED)       (NOTE)
(S)                                        (C)            (C)
ASSETS

CURRENT ASSETS
   Cash and short-term investments         $ 19,222,000   $ 30,537,000
   Receivables, including $41,045,000
      and $34,640,000 of earned
      revenues in excess of billings,
      net of allowance for doubtful
      accounts of $1,163,000 and
      $1,228,000                             65,275,000     52,406,000
   Prepaid expenses and other receivables     7,690,000      5,124,000
                                           ------------   ------------
                 TOTAL CURRENT ASSETS        92,187,000     88,067,000

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                  25,471,000     20,002,000

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization
                                              4,507,000      3,003,000
COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                               9,114,000      6,812,000

COVENANTS-NOT-TO-COMPETE, net of
   accumulated amortization                   1,974,000      2,541,000

OTHER ASSETS AND DEFERRED CHARGES             9,677,000      8,384,000
                                           ------------   ------------
                              TOTAL ASSETS $142,930,000   $128,809,000
                                           ============   ============




(FN)
(continued on next page .  .  .  .)
(/FN)
(/TABLE)

(PAGE)








(TABLE)
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(CAPTION)



                                            June 30,     September 30,
                                              1995            1994
                                           (UNAUDITED)       (NOTE)
(S)                                        (C)            (C)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                        $  5,565,000   $  3,660,000
   Income taxes payable                         479,000        985,000
   Accrued expenses                          11,167,000     10,097,000
   Deferred revenue                          11,093,000     14,086,000
                                           ------------   ------------
            TOTAL CURRENT LIABILITIES        28,304,000     28,828,000

LONG-TERM DEBT, less current portion         32,090,000     34,500,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000,000 shares,
      none issued
   Common stock, par value $.01 per share-
      authorized 24,000,000 shares, issued
      15,084,952 and 13,581,235 shares          151,000        136,000
   Capital in excess of par value            56,315,000     40,869,000
   Retained earnings                         29,067,000     27,510,000
                                           ------------   ------------
                                             85,533,000     68,515,000
Less
   Held in treasury, 1,150,941 common
      shares--at cost                        (2,959,000)    (2,959,000)
   Unearned compensation                        (38,000)       (75,000)
                                           ------------   ------------
                                             82,536,000     65,481,000
                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $142,930,000   $128,809,000
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

See notes to condensed consolidated financial statements.
(/FN)
(/TABLE)


(PAGE)





(TABLE)
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(CAPTION)

                                            For the Three Months Ended
                                                     June 30,

                                                1995           1994
(S)                                         (C)            (C)
REVENUES:
   OnSite services                          $17,115,000    $16,159,000
   Software and hardware sales and services  20,240,000     13,304,000
   Maintenance and enhancements               9,067,000      7,710,000
   Interest and other revenue                   283,000        273,000
                                            ------------   ------------
                                             46,705,000     37,446,000

EXPENSES:
   Cost of OnSite services                   13,293,000     12,841,000
   Cost of software and hardware sales
      and services and maintenance
      and enhancements                       15,910,000     10,946,000
   Selling, general and administrative       10,496,000      8,560,000
   Charge for purchased
      researh & development                   8,700,000              0
   Interest expense                             494,000        628,000
                                            ------------   ------------
                                             48,893,000     32,975,000

(Loss) income before income taxes            (2,188,000)     4,471,000

Provision for federal and state
   income taxes                               2,475,000      1,565,000
                                            ------------   ------------

Net (Loss) Income                           $(4,663,000)   $ 2,906,000
                                            ============   ============

Per common share:
Net (loss) income
   Primary                                       $(0.35)        $ 0.22
   Fully diluted                                 $(0.35)        $ 0.21
Common shares and equivalents outstanding
   Primary                                   13,208,168     13,484,903
   Fully diluted                             13,208,168     15,784,903



(FN)
See notes to condensed consolidated financial statements.
(/FN)
(/TABLE)

(PAGE)




(TABLE)
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(CAPTION)

                                            For the Nine Months Ended
                                                    June 30,

                                                1995           1994
(S)                                         (C)            (C)
REVENUES:
   OnSite services                          $49,846,000    $47,512,000
   Software and hardware sales and services  51,542,000     36,873,000
   Maintenance and enhancements              25,931,000     22,247,000
   Interest and other revenue                 1,776,000        697,000
                                            ------------   ------------
                                            129,095,000    107,329,000

EXPENSES:
   Cost of OnSite services                   38,803,000     37,486,000
   Cost of software and hardware sales
      and services and maintenance
      and enhancements                       41,642,000     30,402,000
   Selling, general and administrative       30,544,000     25,821,000
   Charge for purchased
      research & development                  8,700,000              0
   Interest expense                           1,800,000      1,893,000
                                            ------------   ------------
                                            121,489,000     95,602,000

Income before income taxes                    7,606,000     11,727,000

Provision for federal and state
   income taxes                               6,049,000      4,032,000
                                            ------------   ------------

Net Income                                  $ 1,557,000    $ 7,695,000
                                            ============   ============

Per common share:
Net income
   Primary                                       $ 0.11         $ 0.57
   Fully diluted                                 $ 0.11         $ 0.56
Common shares and equivalents outstanding
   Primary                                   13,623,718     13,404,383
   Fully diluted                             13,705,358     15,704,383




(FN)
See notes to condensed consolidated financial statements.
(/FN)
(/TABLE)

(PAGE)



(TABLE)
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(CAPTION)
                                              For the Nine Months Ended
                                                       June 30,
                                                  1995         1994
(S)                                           (C)          (C)
OPERATING ACTIVITIES
Net income                                    $ 1,557,000  $ 7,695,000
Adjustments to reconcile net income to
  net cash (used in) operating activities:
  Charge for purchased research development     8,700,000         - -
  Depreciation and amortization                 6,661,000    5,231,000
  Changes in operating assets and
     liabilities:
     (Increase) in receivables                (12,668,000) (10,901,000)
     (Increase) in prepaid expenses and
        other receivables                      (2,548,000)    (411,000)
     (Decrease) increase in other accrued
        expenses and liabilities                 (286,000)   1,401,000
     (Decrease) in deferred revenue            (3,491,000)  (7,179,000)
     Other, net                                    40,000     (316,000)
                                              ------------ ------------
NET CASH (USED IN) OPERATING ACTIVITIES        (2,035,000)  (4,480,000)

INVESTING ACTIVITIES
Purchase of property and equipment             (7,583,000)  (3,884,000)
Capitalized computer software costs            (2,101,000)    (850,000)
(Increase) in short-term investments                 - -   (18,116,000)
Proceeds from sale or maturity of
  investments held as available for sale       14,769,000         - -
Purchase of investments held as available
  for sale                                     (2,228,000)        - -
Purchase of subsidiary assets, net of cash       (892,000)        - -
                                              ------------ ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                       1,965,000  (22,850,000)

FINANCING ACTIVITIES
Principal payments on long-term debt             (270,000)        - -
Proceeds from exercise of stock options         1,566,000    1,622,000
                                              ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       1,296,000    1,622,000

INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS   1,226,000  (25,708,000)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD     7,685,000   29,522,000
                                              ------------ ------------
CASH & CASH EQUIVALENTS-END OF PERIOD         $ 8,911,000  $ 3,814,000
                                              ============ ============

SUPPLEMENTAL INFORMATION
Noncash investing and financing activities:
Conversion of subordinated debentures         $ 3,000,000         - -
Purchase of subsidiaries--non-cash portion    $12,352,000         - -
(FN)
See notes to condensed consolidated financial statements.
(/FN)
(/TABLE)
(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1995


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. Operating results for the three and nine-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.



NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with current year format.



NOTE B--CASH AND SHORT-TERM INVESTMENTS
(TABLE)
(CAPTION)

                                   Jun. 30, 1995      Sep. 30, 1994

(S)                                 (C)                (C)
Cash and cash equivalents           $ 8,911,000        $ 7,685,000
Short-term investments, plus
  accrued interest of $69,000
  and $209,000                       10,311,000         22,852,000
                                    -----------        -----------
Cash and short-term investments     $19,222,000        $30,537,000
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

The contractual maturities of securities held at June 30, 1995, are shown below.


(TABLE)
(S)                                        (C)
Due in one year or less                    $ 7,239,000
Due after one year through three years       3,003,000
                                           -----------
                                           $10,242,000
(/TABLE)


During the nine-month period ending June 30, 1995, the gross realized gains on sales of available-for-sale securities totaled $80,000 and gross realized losses on sales totaled $44,000.



NOTE C--INCOME (LOSS) PER COMMON SHARE

Primary income (loss) per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, they are excluded from the income per share calculation. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus the increased number of shares that would be outstanding, assuming conversion of the 6 1/4 % convertible subordinated debentures. Net income used in the calculation of fully diluted income per share is adjusted for interest expense (net of tax) on the convertible subordinated debentures. For the three months ended June 30, 1995 the loss per share calculations did not include the common stock equivalents or the effect of the convertible subordinated debentures which were anti-dilutive. The fully diluted income per share calculation for the nine-month period ending June 30, 1995 did not include the anti-dilutive effect of the convertible subordinated debentures.



NOTE D--ACQUISITION


On June 1, 1995, the Company acquired Adage Systems International, Inc. (Adage), including all existing Adage software, technology and operations for consideration of one million shares of SCT common stock valued at approximately $10.9 million. Adage offers a newly developed enterprise resource planning (ERP) system to multinational users in the manufacturing and distribution industries. Under the terms of the purchase agreement, the Company may be required to pay additional consideration in either additional shares of common stock or a combination of additional shares of common stock and cash, in the event that the market price of the common stock approximately five years after the closing is lower than a base price. The base price may not be lower than $15 or higher than $50, and will be determined pursuant to a formula tied to the pretax profits of Adage during the five-year period commencing October 1, 1995. Certain future payments would result in an adjustment to the purchase price. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a non-recurring charge to operations of $8.7 million for in-process research and development at the time of the acquisition. In addition, the Company charged approximately $1.3 million to the cost of the acquisition for incremental costs including professional fees and other costs directly related to the acquisition. The purchase price was allocated as follows:

(TABLE)

     (S)                                            (C)
     Purchased software                             $ 2,800,000
     Purchased research and development               8,700,000
     Cost in excess of fair value of
       assets acquired                                2,648,000
     Deferred taxes                                  (1,176,000)
     Fair value of net deficit acquired                (746,000)
                                                    ------------

     Total purchase price                           $12,226,000

(/TABLE)


The pro forma results of operations, assuming the acquisition was made at the beginning of each period presented, are not materially different from historical results.



NOTE E--OTHER

Product development expenses (which are included in cost of software and hardware sales and services and maintenance and enhancements), not capitalized, aggregated $7,124,000 and $5,643,000 in the nine-month periods ended June 30, 1995 and 1994, respectively.




(PAGE)














MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS
(TABLE)
The following table sets forth: (a) income statement items as a percentage of total revenues and (b) the percentage change for each item from the prior-year comparative period.
(CAPTION)
                            % of Total Revenues       % Change from
                                                        Prior Year
                           Three Mos.  Nine Mos.
                             Ended       Ended    Three Mos.  Nine Mos.
                            June 30,   June 30,     Ended      Ended
                           1995 1994  1995 1994    June 30    June 30
(S)                        (C)  (C)   (C)  (C)     (C)         (C)
REVENUES
OnSite services             37%  43%   39%  44%        6%         5%
Software and hardware
  sales and services        43%  35%   40%  34%       52%        40%
Maintenance & enhancements  19%  21%   20%  21%       18%        17%
Interest and other revenue   1%   1%    1%   1%        4%       155%
                           ---- ----  ---- ----
Total                      100% 100%  100% 100%       25%        20%

EXPENSES
Cost of services, sales
  and maintenance &
  enhancements *            63%  63%   62%  63%       23%        19%
Selling, general and
  administrative *          22%  23%   24%  24%       23%        18%
Charge for purchased
  research and development  19%   0%    7%   0%        --         --
Interest expense             1%   2%    1%   2%     (21)%       (5)%
(Loss) income before
  income taxes               --  12%    6%  11%    (149)%      (35)%
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
(TABLE)
(CAPTION)
                                        Three Months       Nine Months
                                           Ended              Ended
                                          June 30,           June 30,
                                        1995   1994        1995  1994
(S)                                      (C)    (C)         (C)  (C)
GROSS PROFIT *
   OnSite services                       22%    21%         22%   21%
   Software and hardware sales
      and services and maintenance
      and enhancements                   46%    48%         46%   49%
TOTAL                                    37%    36%         37%   36%
(/TABLE)
*  Reclassified to conform to current year format.
(PAGE)

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONT.)


Revenues

The 52% and 40% increases in software and hardware sales and services revenue in the third quarter and the first nine months of fiscal year 1995 are attributable to an increased level of business in the US and international utilities markets and the higher education market.

The maintenance and enhancements revenue increases of 18% and 17% in the three and nine-month periods ending June 30, 1995 over the prior year periods are the result of continued high annual renewal rates and a growing installed base of clients, primarily in the higher education market.

The increase in interest and other revenue in the nine-month period ending June 30, 1995 is primarily attributable to a second quarter $550,000 gain on the sale of an inactive product line.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 23% and 16% in the third quarter and first nine months of fiscal 1995, due to continued increases in sales and marketing efforts.


Acquired Research and Development

Acquired research and development costs were purchased pursuant to the Company's acquisition of Adage and charged to expense at the acquisition date. These costs represent the estimated fair value of specifically identified projects under development which did not meet the applicable accounting criteria for capitalization.


Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to income before income taxes as follows:
(TABLE)
(CAPTION)
                                            Three Mos.      Nine Mos.
                                               Ended          Ended
                                           June 30, 1995  June 30, 1995

(S)                                         (C)            (C)
(Benefit) Provision computed
   at statutory rate                        $ (766,000)    $2,662,000
Non-deductible charge for purchased
   research and development                  3,045,000      3,045,000
Effect of state income tax                     526,000        944,000
Research and development tax credit           (256,000)      (635,000)
Other                                          (74,000)        33,000
                                            -----------    -----------
                                            $2,475,000     $6,049,000
(/TABLE)


The provisions for income taxes for the three and nine-month periods ending June 30, 1995 and 1994 relate primarily to current income taxes payable. The increases in the provision for income taxes in the current periods compared with prior-year periods are primarily the result of a higher relative amount of research and development tax credits used in the fiscal 1994 periods versus current periods.



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and short-term investments balances were $19.2 million and $30.5 million at June 30, 1995 and September 30, 1994, respectively. The Company has a $20 million credit facility available for general corporate purposes which expires in June 1996 with optional annual extensions. At June 30, 1995, there were no borrowings outstanding. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends.

At June 30, 1995, the Company had outstanding $31.5 million of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures are convertible into common stock of the Company any time prior to redemption or maturity at a conversion price of $15 per share, subject to adjustment in certain events. The debentures are redeemable at any time after September 10, 1996 at prices decreasing from 104.2% of the principal amount at September 1, 1996 to par on September 1, 2002. During the quarter ended March 31, 1995, $3 million of the convertible subordinated debentures were converted into 200,000 shares of common stock.

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

During the first nine months of 1995 the increase in receivables is due to increases in revenues and the timing of billings on the Company's software services contracts and software products. Property and equipment balances at June 30, 1995 increased compared with September 30, 1994 as the result of the construction of a new office building in Columbia, SC and improvements to an office building, purchased in fiscal year 1994, in Malvern, PA.

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

The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing in the development of new products and in improvements to existing products. The Company has new products in development for the utility and local government markets, as well as the manufacturing and distribution industries. The costs of such products have been capitalized.







(PAGE)






































SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II


Item 6(b).   Reports on Form 8-K


The registrant filed a current report on Form 8-K dated May 12, 1995. Under Item 5, the registrant reported entering into an Agreement and Plan of Merger and Reorganization with Adage Systems International, Inc. (Adage), which provided for the acquistion by the registrant of all of the Adage common stock.

The registrant filed a current report on Form 8-K dated June 1, 1995. Under Item 5, the registrant reported that the acquisition of Adage Systems International, Inc. (Adage) was completed as of June 1, 1995. The consideration consisted of 1,000,000 shares of common stock ("Commom Stock") of the registrant. In addition, the registrant will be required to pay additional consideration to the shareholders of Adage, in either additional shares of Common Stock or a combination of additional shares of Common Stock and cash, in the event that the market price of the Common Stock approximately five years after the closing is lower than a base price.







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


                      SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                     (Registrant)


Date:  08/14/95       /s/
                      _____________________________________
                      Eric Haskell
                      Senior Vice President, Finance and Administration,
                      Treasurer and Chief Financial Officer





(PAGE)