Form 10-K
period 1995-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1995-12-21
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 1995     Commission File No. 0-11521

                  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
              (Exact name of Registrant as specified in charter)

                 Delaware                             23-1701520
(State or other jurisdiction of incorporation       (IRS Employer
            or organization)                        Identification No.)

                             4 Country View Road
                         Malvern, Pennsylvania  19355
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (610) 647-5930

      Securities Registered Pursuant to Section 12(b) of the Act:  None

         Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
             6 1/4% Convertible Subordinated Debentures Due 2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes __X__  No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

                      $257,425,273 at December 15, 1995

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
                    14,057,536 shares at December 15, 1995

                     DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 1996 is incorporated by reference to the extent provided in
Part III, Items 10-13.




                              TABLE OF CONTENTS

                                                                  Page
Item Number and Caption                                          Number

PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure


PART III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K



                                    PART I

ITEM 1.   BUSINESS.

     Systems & Computer Technology Corporation ("SCT" or the "Company") provides computing management services and administrative application software in the higher education, local government, utilities, and manufacturing/distribution markets.

     The Company concentrates on meeting the current trend toward outsourcing of administrative computing resources, allowing clients to improve the quality and reliability of support services and reduce or contain costs. The Company accomplishes this by focusing on specific vertical markets enabling it more fully to understand client requirements and provide solutions which directly address their needs. In addition, by providing both computing management services and administrative application software, the Company makes available to its clients the technology and the management tools necessary to manage information resources efficiently and cost-effectively.

     The Company was incorporated in Delaware in 1968.

     BANNER[registerd trademark] and SCT[registerd trademark] are registered trademarks of the Company and BANNERQuest[trademark], IA-Plus[trademark] and ADAGE[trademark] are trademarks of the Company. All other trade names referenced herein are the service marks, trademarks or registered trademarks of their respective companies or organizations.

Markets

     In fiscal year 1995, approximately 59% of the Company's revenues were derived from the higher education market, approximately 22% were derived from the local government market, approximately 16% were derived from the utility market, and approximately 3% were derived from other markets. The Company's foreign operations represented approximately 8% of the Company's fiscal year 1995 revenues.

Higher Education

     The Company provides computing management services and application software to higher education institutions. With extensive functional and technical expertise in the software system needs of the higher education market, SCT regularly develops new products to serve this marketplace.

     Approximately 2,200 U.S. institutions of higher education, typically those with enrollments greater than 1,000 students, represent the Company's target market, of which approximately 1,400 are public institutions and the other 800 are private. Many of these target customers are currently using mainframe and minicomputer systems which are likely prospects for replacement, as they are less cost effective and require a higher level of maintenance than systems that the Company provides. The Company also targets institutions of this nature in Canada and in other areas of the world. The Company serves this market with a comprehensive set of its BANNER and IA-Plus application software products. Approximately 500 of these institutions are potential candidates for SCT's OnSite services.

Local Government

     The computing management services and application software markets for local government jurisdictions are highly fragmented, with many competitors, including in-house computing departments of local governments, custom software programmers and packaged application software companies. Local governments, which are conservative in their decisions regarding capital expenditures and long-term contracts, are influenced by the acceptance of a particular company's product or service by other local governments.

     The Company's target market consists of approximately 2,500 local government entities. The Company serves this market with a comprehensive set of its BANNER application software products. Approximately 1,000 of these entities are potential candidates for SCT's OnSite services.

Utilities

     The Company acquired an installed base of utility clients as a result of acquisitions in July 1990 and March 1991. In December 1992, the Company released its BANNER Customer Information System, an open systems RDBMS application software package for the utility market. SCT's target utility market includes approximately 1,000 water, gas and electric utilities serving over 25,000 consumers.

     Many of these target customers currently use custom-designed or internally-developed software running on proprietary systems which are likely prospects for replacement. In addition, many utilities use software systems which run on open systems platforms, including ORACLE, for engineering purposes, such as mapping, plant maintenance and computer-aided design.

Manufacturing/Distribution

     The Company entered the Enterprise Resource Planning ("ERP") market through its June 1, 1995 acquisition of Adage Systems International, Inc., now SCT Manufacturing & Distribution Systems, Inc. The Company serves this market, which is estimated at $3-$4 billion for calendar year 1996 and which has proved to be receptive to client/server technology, with its newly developed ADAGE product. This market essentially consists of two components: discrete (such as metals, industrial equipment, electronics, automotive, defense, aerospace) and process (such as chemicals, food and beverage, petroleum, pharmaceutical, pulp and paper). SCT targets companies with over $100 million in annual revenues. Worldwide, there are approximately 8,200 discrete and 8,400 process companies with such annual revenues.

Services and Products

     The Company's revenues are derived from two primary sources: (i) OnSite service contracts and (ii) software and hardware sales and services, which include licensing, maintenance and enhancements and installation of the Company's software products and the resale of software and hardware products complementary to the Company's proprietary products.

OnSite Services

     SCT provides OnSite services, a variety of computing management services designed to assume total or partial control and responsibility of information resources on a long-term or short-term basis. SCT provides management, staffing and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the administrative aspects of its clients' activities. SCT personnel located at a client's site become an integral part of the client's operations, working with managers and users at all levels as a focal point for information systems activity. SCT site personnel also draw upon SCT's staff of specialists to address special issues and projects. SCT can manage, staff and support most aspects of a client's information systems and operations, including data center management and operations, short-term and long-range planning, user liaison and functional consulting, technical support services, application and systems software support, office automation, microcomputer maintenance, systems integration, and telecommunications services and network integration.

     Contracts for OnSite services may be either on a fixed price or time and materials basis, and generally cover an initial period of five to ten years. Fixed price contracts require the Company to perform specified services for a fixed payment, generally subject to annual adjustments to reflect inflationary cost increases. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform an OnSite services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in an extreme case, the Company could suffer a loss. As many clients are restricted from incurring binding commitments which extend beyond their current annual budgets or appropriations, contracts often include a "fiscal funding" provision which provides for the reduction or termination of services commensurate with reductions in a client's allocated funding. The Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions.

Application Software

     The Company develops and licenses standardized administrative application software designed to serve the specialized needs of its higher education, local government, utility, and manufacturing/distribution markets. The Company also provides support services to its licensees, including implementation, modification, user training, consulting and maintenance services. Clients typically also purchase specified initial services, such as installation, training and other client support activities. In addition to a license of the application software, clients typically also enter into a maintenance agreement with the Company, usually for terms ranging from one to seven years, which entitles the client to service and support, regulatory updates and functional and technical enhancements. The annual maintenance fee generally ranges from 12% to 15% of the license fee, and generally increases each year by up to 10% of the preceding year's maintenance fee.

     BANNER. BANNER is a comprehensive series of administrative software systems, combining a graphical user interface ("GUI"), rule-based architecture, hardware flexibility, fourth generation language and ORACLE, the relational database management system of Oracle Corporation. BANNER operates on a variety of UNIX-based hardware platforms and supports client/server computing on PCs, Macintoshes and host terminals simultaneously. Rule-based architecture permits clients to adapt the software to their particular business requirements without programming modifications.

     The Company offers a multitude of BANNER systems to the higher education market, including Student, Financial Aid, Finance, Human Resources, Alumni/Development and Strategic Enrollment Management systems, EDI.Smart electronic document management/delivery software, and information access solutions such as voice response, kiosk gateway, and BANNERQuest. To the local government market, the Company offers its BANNER Finance, Human Resources, Courts Case Management, Real Property Tax, Occupational Tax & License, Records Indexing and Cash Receipts systems. BANNER systems which the Company offers to the utility market include Customer Information, Finance, Human Resources, and the Inventory Management, Procurement, and Fuels Management systems purchased from another company in December 1994.

     The Company currently has an agreement with Oracle Corporation pursuant to which the Company has the right to sublicense a limited use ORACLE system, which enables the client to use ORACLE in connection with BANNER at a significantly lower cost than a full-use ORACLE license. The Company's results of operations would be adversely affected if ORACLE's market acceptance declined or its customer base eroded. The agreement expires in February 1999.

     IA-Plus. Like BANNER, IA-Plus is a comprehensive series of application software systems designed to meet the administrative computing needs of the higher education market. The IA-Plus systems operate on large-scale IBM and DEC computers using proprietary operating systems rather than in an open systems environment.

     The IA-Plus Series of application software consists of five administrative application software systems geared for the higher education market. Each system may be sold in its entirety or in modules, with the five systems comprising a total of 16 modules. The voice response and kiosk gateway information access solutions are also available with IA-Plus. On the IBM mainframe platform, IA-Plus can utilize DB2, IBM's relational database software product.

     ADAGE. ADAGE is a newly developed Enterprise Resource Planning ("ERP") system which combines multi-site functionality with client/server technology, use of object technology and a state-of-the-art graphical user interface. The ADAGE product is intended to address the sales, engineering, procurement, manufacturing, logistics, quality assurance and finance functions for hybrid manufacturing (discrete and process industries) and order fulfillment/distribution disciplines. ADAGE is designed to enable large multi-site, often multinational manufacturers to integrate critical business functions across business units, providing greater visibility and control over operations as well as enhanced planning and decision support. The flexibility of the system is achieved through the use of state-of-the-art tools that enable the user to build job-specific workflows which can include dynamic messaging, Internet access, multimedia, electronic authorizations, desktop integration and other productivity enhancing features that enable a user to manage its business more proactively. ADAGE is currently written in the CA-OpenIngres relational database management system.

     Software Related Services. The Company's English subsidiary, SCT International Limited, provides systems integration and services related to implementations of the Company's utility product to the utility industry in the United Kingdom. In July 1995, the Company established a Systems Integration Division utilizing existing SCT sales and marketing resources which will support the Company's software product divisions in North America. The services offered by SCT International Limited provide and the services to be offered by the newly formed Systems Integration Division would provide clients with the opportunity to unite diverse technical components to more effectively and efficiently solve their business problems through the application of technology, customized software development and networks.

Product Development

     SCT devotes substantial resources to product development in order to address evolving clients' needs and provide new product offerings. The product development staff is comprised of experts in various functional areas including student-related matters, finance, fund accounting, human resources, financial aid, alumni development, utilities, manufacturing processes and court administration. Technical experts include specialists in systems software and operating systems (including ORACLE and DB2). Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 1993, 1994 and 1995 were approximately $6.8 million, $8.8 million, and $12.9 million, respectively. After capitalization, $6.1 million, $7.4 million and $9.5 million, respectively, of these amounts were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs amounted to approximately $762,000, $889,000, and $871,000, respectively.

     SCT currently has several projects in the development stage. BANNER Web for Student, expected to be released during fiscal 1996, will enable students to update and query their own information stored in the BANNER Student system through the World Wide Web. Students will be able to access information about their grades, schedules and transcripts; query the system about their account balances and addresses; check the availability of courses, build a schedule and register on line; and determine admission status. In addition, scheduled for release in fiscal 1996 is an IA-Plus system operating in an RS 6000 downsized environment, a graphical user interface to IA-Plus and World Wide Web access for IA-Plus.

     For the manufacturing/distribution market, the Company is currently investing in a new version of the ADAGE software which the Company expects to release in fiscal 1996. This new release will include enhanced functionality and will be designed to operate on the ORACLE and Microsoft SQL/Server databases in addition to CA-OpenIngres. The new release will also be designed to operate under Microsoft NT and Windows 95.

     Scheduled for release during fiscal 1996 for the government market are new BANNER applications for Remote Access (will allow users to connect to the BANNER Records Indexing system through World Wide Web) and Personal Property Tax. Currently under development for the utilities market are new BANNER applications for Electronic Work Queue, Customer Contact, and accrual-based Finance, and BANNERQuest Customer Information System, as well as enhanced versions of the Inventory Management, Procurement and Fuels Management systems providing additional functionality and a graphical user interface.

     The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

     The Company attracts clients primarily through the following means: its own sales force of approximately 90 direct salespersons and support staff, of which approximately 75 are engaged in selling licenses for the Company's application software products and approximately 15 are engaged in selling the Company's OnSite services; referrals from existing clients and others; and active participation in industry conferences, trade shows and seminars within its markets. In addition, the Manufacturing & Distribution Systems division utilizes distributors in certain international markets. The Company engages in cooperative marketing with other hardware and software suppliers, and receives referrals as a result of these cooperative marketing arrangements. The Company also advertises in trade journals and publications.

     The sales cycle for OnSite services and software licenses typically ranges from six to twenty-four months and involves product demonstrations and site visits. Contracts are often offered by means of a public bidding procedure, certain of which require the Company to appear at public hearings.

     Although the Company's divisions have separate sales organizations, each focuses on cross selling opportunities to market the products and services of the other. Each sales group is comprised of regional managers, industry specialists and corporate and client based technical specialists.

Competition

     In each of its markets, SCT has various competitors, which differ depending upon the characteristics of the customer including its size, geographic location, and computing environment. Many established competitors have greater marketing, technical and financial resources than the Company, and there can be no assurance that SCT will be able to continue to compete successfully with existing or new competitors.

     In the OnSite services business, the Company competes with several large providers of systems integration and consulting services, including IBM, Electronic Data Systems, Business Records Corporation and Andersen Consulting. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in the computing management business include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation and price.

     In the application software business, the Company competes with companies offering custom software and with other providers of packaged application software. Competition also varies by vertical market. Within the higher education market, the Company's principal competitor is Datatel. At the higher end of the higher education market, the Company competes with PeopleSoft and Oracle for Human Resources and Finance Systems. PeopleSoft also has announced that it is developing a Student System for the higher education market. The local government and utility markets are highly fragmented and competition varies significantly within these markets depending upon the customers' computing platforms. Competitors in the local government market include PeopleSoft, Oracle, Bitech, and Ross Systems and in the utilities market include Severn Trent, ORCOM, IBM and Andersen Consulting.
The manufacturing/distribution market is highly competitive and competitors include SAP, Baan, Datalogix, Oracle, Systems Software Associates, Ross Systems and qad Systems. Competitive factors in all the software markets served by the Company include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.

Backlog

     At September 30, 1995, the revenues expected to be received by SCT under OnSite services contracts, which are based on proposed budgeted amounts in those contracts, and under software development and licensing agreements, including enhancements, maintenance contracts, support services, and software implementation, modification and training, amount to approximately $375 million as compared to approximately $320 million at September 30, 1994 and extend through June 30, 2005. Of the $375 million, approximately $105 million is expected to be recognized in fiscal 1996. Approximately $278 million of the $375 million applies to OnSite services contracts. These figures include, in connection with OnSite services contracts, any guaranteed minimum price increases provided in the contracts.

     SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of educational institutions and government jurisdictions. Any such reductions could impact new contracts as well as existing contracts. Certain educational institutions and government jurisdictions cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 1995 includes approximately $152 million of OnSite services contracts with fiscal funding clauses.

     Backlog is not necessarily indicative of actual revenues for any succeeding period.

Proprietary Software Protection

     SCT's software is proprietary and SCT relies primarily upon copyright, trade secret laws and internal non-disclosure safeguards generally incorporated in its software license agreements to protect its software. There can be no assurance that such protection will be effective. In addition, other holders of patents and copyrights may assert claims of infringement with respect to the Company's products. To date, SCT is not aware of any material breach in the security of its products or any claims of infringement asserted against it.

Employees

     As of September 30, 1995, the Company employed approximately 1,900 employees, of which approximately 450 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 15 employees at one client site. The Company considers its relationship with its employees to be satisfactory.

     When the Company receives a new OnSite services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.

Executive Officers of SCT

     The Executive Officers of SCT are as follows:

                                          Position and Office
      Name               Age                Currently Held
---------------------   ---    ---------------------------------------------
Michael J. Emmi          53     Chairman of the Board, President and Chief
                                Executive Officer; Director

Michael D. Chamberlain   51     Senior Vice President; President, SCT Software
                                Group; Director

Eric Haskell             49     Senior Vice President, Finance and
                                Administration, Treasurer, and Chief Financial
                                Officer

Richard A. Blumenthal    47     Senior Vice President, General Counsel and
                                Secretary

Susan R. Sheridan        42     Vice President, Human Resources and
                                Organizational Strategy

Officers are appointed by the Board of Directors, typically at its first meeting after the annual meeting of shareholders for such terms as the Board of Directors shall determine or until their successors have been elected and have qualified.

Business Experience During the Past Five Years of Each Officer

Michael J. Emmi has served as Chairman of the Board, President and Chief Executive Officer of the Company since May 1985. Prior thereto, he held various senior management positions with General Electric Information Services Company, a unit of General Electric Company. He is also a director of National Media Corporation and CompuCom Systems, Inc.

Michael D. Chamberlain has served as a director of the Company since July 1989. He has served as Senior Vice President of the Company since July 1990, and prior thereto, as Vice President since September 1986. He has been President of the SCT Software Group since May, 1994 and prior thereto served as President of the Software and Technology Services Division, the Company's higher education software division.

Eric Haskell has served as Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company since July 1990, and prior thereto, as Vice President, Finance and Administration, Treasurer and Chief Financial Officer since March 1989.

Richard A. Blumenthal has served as Senior Vice President, General Counsel and Secretary of the Company since July 1990, and prior thereto, as Vice President, General Counsel and Secretary since July 1987. He has been General Counsel of the Company since December 1985.

Susan R. Sheridan has served as Vice President, Human Resources and Organizational Strategy since May, 1994. Prior thereto, she served in various marketing positions in the Company's Software and Technology Services division since May, 1984, including Vice President, Marketing for that division since July 1990.

ITEM 2.   PROPERTIES.

     SCT occupies three adjacent buildings in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company's corporate offices are located in an approximately 47,000 square-foot facility owned by the Company, which also includes employees of other divisions of the Company. The Company also owns an approximately 56,200 square-foot facility and leases an approximately 48,900 square-foot facility under a lease which expires on August 15, 2005.

     The Company owns and occupies an approximately 45,000 square-foot facility in Rochester, New York and three buildings aggregating about 13,500 square feet in Baton Rouge, Louisiana. The Company leases an approximately 28,600 square-foot facility in Lexington, Kentucky under a lease which expires on March 31, 1999. The Company owns a new approximately 60,000 square-foot facility in Columbia, South Carolina, of which about 40,000 square feet is occupied and fitted. SCT leases sales offices in Irvine, California, San Diego, California, Reston, Virginia, and Dallas, Texas and also leases office space in Basingstoke, England and Manchester, England.

     SCT believes that its facilities are adequate for its present business needs.

ITEM 3.   LEGAL PROCEEDINGS.

     On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company, Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company, Michael D. Chamberlain, Senior Vice President and a director of the Company and Eric Haskell, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleges that the defendants violated sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making misstatements and omissions regarding the Company's financial performance in the second half of fiscal year 1995. The class period alleged is from June 5, 1995 through October 2, 1995. The amended complaint seeks damages in unspecified amounts as well as equitable relief. Management believes the amended complaint is without merit and intends to contest the allegations vigorously. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot be presently determined.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

SCT's Common Stock is traded over the counter under the Nasdaq symbol "SCTC." The following table sets forth the high and low sale prices on the Nasdaq National Market for the specified quarter.


Period                  Year ended September 30, 1995
                        -----------------------------
                              High            Low
                        -----------------------------
1st Quarter                      21         16 3/4
2nd Quarter                  21 1/4         15 7/8
3rd Quarter                  21 5/8         15 3/4
4th Quarter                  29 5/8         19 5/8
                        -----------------------------


                        Year ended September 30, 1994
                        -----------------------------
                              High            Low
                        -----------------------------
1st Quarter                  18 1/2         12 3/8
2nd Quarter                  23 7/8         17 1/4
3rd Quarter                  21 3/4         13 7/8
4th Quarter                  18 3/4         13 3/4
                        -----------------------------

The approximate number of stockholders of record of SCT's Common Stock as of September 30, 1995 was 559.

SCT has not paid any dividends for more than the last three fiscal years. The Company's revolving credit agreement prohibits the Company from declaring or paying any dividends other than stock dividends.


ITEM 6.   SELECTED FINANCIAL DATA.

                                     Selected Financial Data

                                                           Year Ended September 30,
                                                      (in thousands except per share data)
                                               ------------------------------------------------
                                                 1995*      1994      1993     1992*       1991
                                               ------------------------------------------------
Revenues                                       $176,148  $148,214  $120,168   $90,883   $65,366
                                               ------------------------------------------------
Income (Loss) Before Income Taxes
   and Extraordinary Credit                      10,316    17,794    11,223    (1,647)    5,159
                                               ------------------------------------------------
Provision for Income Taxes                        7,258     6,148     4,511       803     2,167
                                               ------------------------------------------------
Income (Loss) Before Extraordinary Credit         3,058    11,646     6,712    (2,450)    2,992
                                               ------------------------------------------------
Extraordinary Credit: Net Operating
   Loss Carryforwards                                 0         0     2,901       180     1,744
                                               ------------------------------------------------
Net Income (Loss)                                 3,058    11,646     9,613    (2,270)    4,736
                                               ------------------------------------------------
Primary Income (Loss) per Share
   Before Extraordinary Credit                     0.22      0.86      0.53     (0.21)     0.24
                                               ------------------------------------------------
Fully Diluted Income per Share
   Before Extraordinary Credit                     0.21      0.83      0.51        --        --
                                               ------------------------------------------------
Primary Net Income (Loss) per Share                0.22      0.86      0.75     (0.19)     0.38
                                               ------------------------------------------------
Fully Diluted Net Income per Share                 0.21      0.83      0.74        --        --
                                               ------------------------------------------------
Primary Average Equivalent Shares Outstanding    14,030    13,517    12,780    11,848    12,506
                                               ------------------------------------------------
Fully Diluted Average Equivalent Shares
   Outstanding                                   14,399    15,818    13,196        --        --
                                               ------------------------------------------------
Working Capital                                  63,555    59,239    50,432    20,159    25,849
                                               ------------------------------------------------
Total Assets                                    150,983   128,809   110,082    72,487    51,325
                                               ------------------------------------------------
Long-Term Debt                                   31,790    34,500    34,500    12,610     2,260
                                               ------------------------------------------------
Stockholders' Equity                             85,565    65,481    51,282    40,674    41,664
                                               ------------------------------------------------

*Includes charge of $8,700 and $7,693 for purchased research and development in the years ended
September 30, 1995 and 1992, respectively.
Results without the charge for purchased research and development would have been:
                                                                      1995       1992
                                                                    ----------------
Income before extraordinary credit                                  $11,758    $3,628
Fully diluted income per share before extraordinary credit          $  0.80    $ 0.29


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. For specific policies and breakdowns, refer to the consolidated financial statements and disclosures.

Overview
Systems & Computer Technology Corporation derives revenue from OnSite services contracts and software and hardware sales and services. Software and hardware sales and services includes (i) licensing, (ii) maintenance and enhancements and (iii) installation of the Company's software products, as well as the resale of software and hardware products complementary to the Company's proprietary products. The Company's client/server software applications enable higher education institutions, local government jurisdictions, public and private utilities and manufacturing and distribution enterprises to better manage their administrative functions such as accounting and finance, customer services, and production scheduling. Strategic acquisitions in recent years have added to the Company's revenues and growth opportunities. In June 1995, the Company acquired Adage Systems International, Inc. (Adage), which provides client/server applications for manufacturing and distribution operations. In June 1992, the Company acquired a supplier of administrative software to the higher education market. In 1991 and 1990, the Company acquired businesses which provide administrative and financial software to government jurisdictions and not-for-profit organizations, as well as customer information and billing software to utilities.
   Contract fees from OnSite services are typically based on multi-year contracts ranging from five to 10 years and provide a recurring revenue stream throughout the term of the contract. During the first several years of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later years of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. Revenue is recognized as work is performed; therefore, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As a contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable.

Results of Operations
The following table sets forth: (a) income statement items as a percentage of total revenues and (b) for revenues, the percentage change for each item from the prior year.

                                                           % Change from
                                     % of Total Revenues     Prior Year
                                          Year Ended September 30,
                                  ---------------------------------------
                                    1995    1994    1993    1995    1994
                                  ---------------------------------------
Revenues:
OnSite services                      38%     43%     45%      5%     19%
Software and hardware
   sales and services                41%     36%     33%     37%     32%
Maintenance and enhancements         20%     20%     22%     16%     16%
Interest and other revenue            1%      1%      0%     67%    174%
Total                               100%    100%    100%     19%     23%

Expenses:
Cost of services, sales
   and maintenance and
   enhancements                      63%     62%     64%
Selling, general and
   administrative                    25%     24%     26%
Charge for purchased
   research and development           5%      0%      0%
Interest expense                      2%      2%      1%
Income before
   income taxes and
   extraordinary credit               6%     12%      9%
                                  ---------------------------------------

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

                                  Year Ended September 30,
                                  ------------------------
                                    1995    1994    1993
                                  ------------------------
Gross Profit:
  OnSite services                    22%     22%     21%
  Software and hardware sales
    and services and maintenance
    and enhancements                 45%     50%     48%
  Total                              36%     38%     36%
                                  ------------------------

   Revenues: Growth in OnSite services revenues is impacted by large contract signings. The five percent increase in fiscal year 1995 was the result of several new agreements, including a five-year agreement with Continental Cablevision, Inc., which commenced in January 1995 and expanded throughout the year. This contract represents SCT's initial entry into the cable industry. The 19% increase in fiscal year 1994 was due primarily to a full year's revenues from a 10-year contract with the University of Medicine and Dentistry of New Jersey, which commenced in July 1993, as well as two additional contracts signed during the year. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 1995, 1994, and 1993, were 97%, 89%, and 100%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during that period which have expiration dates in a later period.
   Software and hardware sales and services revenues have increased in each period due to a continued demand for BANNER products, acquisitions and an increased focus on the global marketplace. The 37% and 32% increases in fiscal years 1995 and 1994, respectively, are attributable to increases in BANNER related revenues to U.S. and international utilities and a continued demand for BANNER products and related services in the global higher education market.
   The 16% increases in maintenance and enhancements revenues in fiscal years 1995 and 1994 are the result of continued high annual renewal rates and a growing installed base of clients primarily in the higher education market.
   Gross Profit: The decrease in total gross profit as a percentage of total revenue (excluding interest and other revenue) from 38% to 36% for fiscal year 1995 resulted from a change in revenue mix. The percentage of software services revenues to the international utilities market included in software and hardware sales and services revenues increased relative to license fees during the period. The Company is increasing its focus on software services revenues, which may result in a decreased profit margin versus a revenue mix with a higher percentage of license fees. The cost of software and hardware sales and services may also increase as a result of the Company's increased expenditures in the utility business to build a more stable and robust product to serve a broader range of customers.
   The increase in total gross profit as a percentage of total revenue (excluding interest and other revenue) from 36% for fiscal year 1993 to 38% for fiscal year 1994 is volume, mix, and operating leverage related. The percentage of license fees included in software and hardware sales and services revenues increased during the year compared to the prior year, resulting in the mix improvement. In addition, there were revenue increases in the fiscal year 1994 compared to the prior year which exceeded increases in costs.
   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased as a percentage of revenues in fiscal year 1994 from 26% to 24% due to continued cost control and increased revenues.
   Adage Acquisition: In June 1995, the Company acquired Adage for consideration of one million shares of common stock valued at approximately $10.9 million. Adage offers a newly developed enterprise resource planning system to multinational users in the manufacturing and distribution industries. In conjunction with the acquisition, the Company incurred a charge of $8.7 million for in-process research and development. Included in this amount are the fair values of Adage products under development which had not reached technological feasibility at the time of acquisition. These products will be part of a 1996 release of ADAGE which is designed to operate on Oracle and Microsoft SQL/Server databases in addition to the currently supported CA-OpenIngres database. The anticipated costs of completing these functional enhancements are not expected to have a material impact on the Company's liquidity, capital resources or results of operations.
   Income Taxes: The fiscal year 1995 provision for income taxes does not reflect the customary relationship between income and tax expense principally due to the write-off of purchased research and development, which is not deductible for tax purposes. The fiscal year 1995 effective tax rate would have been 38% without the write-off of purchased research and development. The rate was further affected by the expiration of the research and development tax credit as of June 30, 1995. The purchased research and development write-off has an impact on both the state effective tax rate and the relationship between income and the effect of the research and development tax credit.
   Foreign Operations: The Company's foreign operations represented approximately eight percent of the total fiscal year 1995 revenues. Product licensing is denominated in U.S. dollars and services are denominated in either U.S. dollars or the local currency where services are performed. At September 30, 1995, the Company does not have a significant exposure to currency deviations.
   Seasonality: Certain factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, and general economic and political conditions. While the Company has historically generated a greater portion of license fees in total revenue in the last two fiscal quarters, the non-seasonal factors cited above may have a greater effect than seasonality on the Company's results of operations. The 1995 fourth quarter results were less than expected as a result of several factors. These factors included a slippage of software license fees during the quarter and greater-than-expected expenditures related to building a sales force in the new manufacturing and distribution business and higher product development costs in the utility business.


Liquidity, Capital Resources and Financial Position
The Company's cash and short-term investments balance was $15.3 million and $30.5 million at September 30, 1995 and 1994, respectively. The short-term investment portfolio is classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The available cash and short-term investments balances are derived from continuing operations and the September 1993 convertible debenture offering. Uses of cash during the year ended September 30, 1995 included spending on new product development, new facility construction, and investment in the new manufacturing and distribution business infrastructure.
   The increase in accounts receivable at September 30, 1995 is due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses. The increase in prepaid expenses and other receivables is the result of prepayments of income taxes. Estimated income taxes were paid throughout the year based on the fiscal 1995 estimated income. Actual operating results in the fourth quarter were less than budgeted amounts which resulted in prepayments at the end of the year. The Company's working capital was $63.6 million at September 30, 1995 and $59.2 million at September 30, 1994.
   Property and equipment at September 30, 1995 increased over September 30, 1994 balances as the result of construction of a new office building in Columbia, SC and improvements to an office building, adjacent to the Company's corporate headquarters in Malvern, PA, which was purchased in the fourth quarter of fiscal year 1994.
   The Company has outstanding $31.3 million of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures are convertible into common stock of the Company any time prior to redemption or maturity at a conversion price of $15 per share. During the fiscal year 1995, $3.2 million of the debentures were converted into 215,000 shares of common stock of the Company. The debentures are redeemable at any time after September 10, 1996 at prices decreasing from 104.2% of the principal amount at September 1, 1996, to par on September 1, 2002.
   The Company has a $20 million senior revolving credit facility, available for general corporate purposes, which expires in June 1996 with optional annual extensions. At September 30, 1995, there were no borrowings outstanding. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends. See Note F to Consolidated Financial Statements.
   The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements, together with net cash provided by operations, should satisfy its needs for the foreseeable future.
   Primary common shares and equivalents used in the income per share calculation increased as a result of employee stock option exercises during the years ending September 30, 1995 and 1994 and, at September 30, 1995, by shares issued for the Adage acquisition. Equivalent shares used in the fully diluted income per share calculation increased at September 30, 1994, primarily as a result of the inclusion of the increased number of shares that would be outstanding assuming the conversion of the 6 1/4% convertible subordinated debentures. Fully diluted equivalent shares decreased at September 30, 1995 versus 1994 as a result of the anti-dilutive effect of the aforementioned debentures at September 30, 1995.
   Contingencies: A purported class action complaint was filed against the Company and certain of its officers and directors on October 4, 1995. The complaint alleges violations of certain disclosure and related provisions of the Federal Securities Laws. The complaint seeks damages in unspecified amounts as well as equitable relief. Management believes the complaint is without merit and intends to contest the allegations vigorously. While management of the Company, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.
   Numerous factors could affect the Company's future operating results, including general economic conditions, market acceptance of the Company's new and existing products, the timing of contract signings and renewals, and competitive pressures. Future revenue growth and operating results are in part dependent upon increased license fee revenue and related services from the Company's operations.
   The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict. The Company believes it has the resources to continue to compete effectively.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          Consolidated Balance Sheets
                                                          September 30,
                                                   ---------------------------
Assets                                                 1995           1994
                                                   ---------------------------
Current Assets
  Cash and short-term investments                  $ 15,312,000   $ 30,537,000
  Receivables, including $46,746,000 and
    $34,640,000 of earned revenues in excess of
    billings, net of allowance for doubtful
    accounts of $1,003,000 and $1,228,000            70,270,000     52,406,000
  Prepaid expenses and other receivables              9,994,000      5,124,000
                                                   ------------   ------------
  Total Current Assets                               95,576,000     88,067,000

Property and Equipment--at cost, net of
    accumulated depreciation                         28,899,000     20,002,000
Capitalized Computer Software Costs, net of
    accumulated  amortization of $6,105,000
    and $5,234,000                                    5,532,000      3,003,000
Cost in Excess of Fair Value of Net Assets
    Acquired, net of accumulated amortization
    of $1,741,000 and $1,284,000                      8,754,000      6,812,000
Covenants-Not-To-Compete, net of accumulated
    amortization of $4,350,000 and $3,259,000         1,721,000      2,541,000
Other Assets and Deferred Charges                    10,501,000      8,384,000
                                                   ------------   ------------
Total Assets                                       $150,983,000   $128,809,000
                                                   ============   ============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                 $  5,234,000   $  3,660,000
  Current portion of long-term debt                     100,000              0
  Income taxes payable                                  167,000        985,000
  Accrued expenses                                   12,065,000     10,097,000
  Deferred revenue                                   14,455,000     14,086,000
                                                   ------------   ------------
  Total Current Liabilities                          32,021,000     28,828,000
                                                   ------------   ------------
Long-Term Debt, net of current portion               31,790,000     34,500,000
Deferred Taxes                                        1,607,000              0
                                                   ------------   ------------
  Total Liabilities                                  65,418,000     63,328,000
                                                   ------------   ------------
Stockholders' Equity
  Preferred stock, par value $.10 per share--
    authorized 3,000,000 shares, none issued
  Common stock, par value $.01 per share--
    authorized 24,000,000 shares, issued
    15,159,804 and 13,581,235 shares                    152,000        136,000
  Capital in excess of par value                     58,442,000     40,869,000
  Retained earnings                                  30,568,000     27,510,000
                                                   ------------   ------------
                                                     89,162,000     68,515,000
Less:
  Held in treasury, 1,150,941 common shares--
    at cost                                          (2,959,000)    (2,959,000)
  Unearned compensation                                 (28,000)       (75,000)
  Notes receivable from stockholders                   (610,000)             0
                                                   ------------   ------------
                                                     85,565,000     65,481,000
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity         $150,983,000   $128,809,000
                                                   ============   ============


See notes to consolidated financial statements.

                     Consolidated Statements of Operations

                                            Year Ended September 30,
                                    ------------------------------------------
Revenues                                1995           1994           1993
                                    ------------------------------------------
  OnSite services                   $ 66,904,000   $ 63,979,000   $ 53,685,000
  Software and hardware sales
    and services                      72,007,000     52,712,000     39,979,000
  Maintenance and enhancements        35,145,000     30,270,000     26,046,000
  Interest and other revenue           2,092,000      1,253,000        458,000
                                    ------------------------------------------
                                     176,148,000    148,214,000    120,168,000
                                    ------------------------------------------
Expenses
  Cost of OnSite services             51,927,000     50,095,000     42,403,000
  Cost of software and hardware
    sales and services and
    maintenance and enhancements      58,763,000     41,661,000     34,354,000
  Selling, general and
    administrative                    43,746,000     36,144,000     31,172,000
  Charge for purchased research
    and development                    8,700,000              0              0
  Interest expense                     2,696,000      2,520,000      1,016,000
                                    ------------------------------------------
                                     165,832,000    130,420,000    108,945,000
                                    ------------------------------------------
Income before income taxes and
  extraordinary credit                10,316,000     17,794,000     11,223,000
Provision for income taxes             7,258,000      6,148,000      4,511,000
                                    ------------------------------------------
Income before extraordinary credit 3,058,000 11,646,000 6,712,000 Extraordinary credit:
  Utilization of net operating
    loss carryforwards                         0              0      2,901,000
                                    ------------------------------------------
Net income                           $ 3,058,000   $ 11,646,000   $  9,613,000
                                    ==========================================
Per common share:
  Income before extraordinary credit
    Primary                          $      0.22   $       0.86   $       0.53
    Fully diluted                    $      0.21   $       0.83   $       0.51
  Net income
    Primary                          $      0.22   $       0.86   $       0.75
    Fully diluted                    $      0.21   $       0.83   $       0.74
Common shares and equivalents
 outstanding
    Primary                           14,029,700     13,517,146     12,780,223
    Fully diluted                     14,399,182     15,817,862     13,195,672
                                    ------------------------------------------

See notes to consolidated financial statements.

                                        Consolidated Statements of Cash Flows
                                                                                   Year Ended September 30,
                                                                         ------------------------------------------
Operating Activities                                                          1995           1994           1993
                                                                         -------------------------------------------
  Net income                                                              $ 3,058,000   $ 11,646,000    $ 9,613,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Charge for purchased research and development                         8,700,000              0              0
      Depreciation and amortization                                         8,942,000      7,376,000      6,197,000
      Provision for doubtful accounts                                         508,000        570,000        923,000
      Compensation earned                                                      47,000        128,000        336,000
      Deferred tax provision                                                1,073,000       (161,000)             0
      Changes in operating assets and liabilities:
        (Increase) in receivables                                         (17,887,000)   (13,095,000)   (10,929,000)
        (Increase) decrease in other current assets, principally
          prepaid expenses                                                 (4,409,000)       205,000       (141,000)
        Increase (decrease) in accounts payable                             1,407,000        646,000       (162,000)
        (Decrease) increase in income taxes payable                          (820,000)     1,941,000       (222,000)
        Increase in other accrued expenses and liabilities                  1,750,000      1,772,000      1,076,000
        (Decrease) increase in deferred revenue                              (129,000)     1,170,000      4,405,000
        Changes in other operating assets and deferred charges               (963,000)    (1,993,000)    (1,514,000)
                                                                         ------------------------------------------
        Net Cash Provided by Operating Activities                           1,277,000     10,205,000      9,582,000
                                                                         ------------------------------------------

Investing Activities
  Purchase of property and equipment                                      (12,897,000)    (9,167,000)    (3,752,000)
  Capitalized computer software costs                                      (3,384,000)    (1,447,000)      (705,000)
  Proceeds from reduction in key man life insurance                                 0              0        143,000
  Proceeds from the sale or maturity of investments available-for-sale     20,829,000              0              0
  Purchase of investments available-for-sale                              (11,687,000)             0              0
  (Increase) in short-term investments                                              0    (22,852,000)             0
  (Increase) in notes receivable from stockholders                           (610,000)             0              0
  Purchase of subsidiary assets, net of cash acquired                      (1,374,000)             0     (1,009,000)
                                                                         -------------------------------------------
        Net Cash (Used In) Investing Activities                            (9,123,000)   (33,466,000)    (5,323,000)
                                                                         -------------------------------------------

Financing Activities
  Principal payments on long-term debt                                       (305,000)             0    (17,710,000)
  Proceeds from long-term debt                                                      0              0     38,015,000
  Proceeds from exercise of stock options                                   2,068,000      1,424,000        659,000
                                                                         ------------------------------------------
        Net Cash Provided by Financing Activities                           1,763,000      1,424,000     20,964,000
                                                                         ------------------------------------------
(Decrease) increase in cash and cash equivalents                           (6,083,000)   (21,837,000)    25,223,000
                                                                         ------------------------------------------
Cash and cash equivalents at beginning of year                              7,685,000     29,522,000      4,299,000
                                                                         ------------------------------------------
Cash and cash equivalents at end of year                                 $  1,602,000  $   7,685,000   $ 29,522,000
                                                                         ==========================================

Supplemental Information
  Noncash investing and financing activities:
    Conversion of subordinated debentures for common stock               $  3,225,000  $           0   $          0
    Purchase of subsidiary assets--noncash portions of cost              $ 11,949,000  $           0   $          0


See notes to consolidated financial statements.
</TALBE>

                                         Consolidated Statements of Stockholders' Equity
                                                                                                           Unearned
                                                                                                       Compensation
                                                                                                          and Notes         Total
                                                  Common    Capital in                                   Receivable        Stock-
                                                   Stock     Excess of       Retained      Treasury            from      holders'
                                               Par Value     Par Value       Earnings         Stock    Stockholders        Equity
                                               -----------------------------------------------------------------------------------
Balance at September 30, 1992                   $131,000   $37,790,000    $ 6,251,000   $(2,959,000)      $(539,000)   $40,674,000
                                               -----------------------------------------------------------------------------------
Stock issued under stock
  option plans, 160,303 shares                     2,000       657,000                                                     659,000
                                               -----------------------------------------------------------------------------------
Earned restricted stock compensation                                                                        336,000        336,000
                                               -----------------------------------------------------------------------------------
Net income, year ended September 30, 1993                                   9,613,000                                    9,613,000
                                               -----------------------------------------------------------------------------------
Balance at September 30, 1993                    133,000    38,447,000     15,864,000    (2,959,000)       (203,000)    51,282,000
                                               ===================================================================================
Stock issued under stock option plans,
   including tax benefits, 294,588 shares          3,000     2,422,000                                                   2,425,000
                                               -----------------------------------------------------------------------------------
Stock exchanged under restricted stock
   purchase plans, (1,187) shares                                                                                                0
                                               -----------------------------------------------------------------------------------
Earned restricted stock compensation                                                                        128,000        128,000
                                               -----------------------------------------------------------------------------------
Net income, year ended September 30, 1994                                  11,646,000                                   11,646,000
                                               -----------------------------------------------------------------------------------
Balance at September 30, 1994                    136,000    40,869,000     27,510,000    (2,959,000)        (75,000)    65,481,000
                                               ===================================================================================
Stock issued under stock option plans,
   including tax benefits, 363,569 shares          4,000     3,482,000                                                   3,486,000
                                               -----------------------------------------------------------------------------------
Earned restricted stock compensation                                                                         47,000         47,000
                                               -----------------------------------------------------------------------------------
Issuance of stock for acquisition,
   1,000,000 shares                               10,000    10,868,000                                                  10,878,000
                                               -----------------------------------------------------------------------------------
Conversion of 6 1/4% convertible
   subordinated debentures, 215,000 shares         2,000     3,223,000                                                   3,225,000
                                               -----------------------------------------------------------------------------------
Notes receivable from stockholders                                                                         (610,000)      (610,000)
                                               -----------------------------------------------------------------------------------
Net income, year ended September 30, 1995                                   3,058,000                                    3,058,000
                                               ===================================================================================
Balance at September 30, 1995                   $152,000   $58,442,000    $30,568,000   $(2,959,000)      $(638,000)   $85,565,000
                                               ===================================================================================


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A--Significant Accounting Policies
   Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries. Intercompany items have been eliminated in consolidation.
   Revenue Recognition: The Company provides computing management services, consisting of OnSite services, and the licensing and maintenance of client/server applications software, for the higher education, government, utilities and manufacturing/distribution, and cable/telecommunications markets. Certain contracts provide for reimbursement of expenses, which are classified as a reduction of operating expenses in the accompanying financial statements.
   During the first several years of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheets as unbilled accounts receivable. As a contract proceeds, services are performed and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. Ninety-nine percent of these unbilled receivables at September 30, 1995 will be billed within the normal twelve month business cycle, although additional unbilled receivables will continue to build based on the terms of the contracts.
These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions to the estimates are reflected in operations in the period in which facts requiring those revisions become known.
   Certain of the Company's OnSite services contracts are subject to "fiscal funding" clauses which provide that, in the event of budgetary constraints, the client is entitled to reduce the level of services to be provided by the Company with a corresponding reduction in the fee to be paid by the client or, in certain circumstances, to terminate the services altogether. Revenues are recognized under such contracts only when the likelihood of cancellation is considered by the Company to be remote.
   The Company requires delivery of software and a substantial payment by the customer within normal trade terms prior to revenue recognition. Customers may take an extended period of time to train personnel and transfer their administrative functions to the software that they have licensed from the Company. Payment terms for the remaining amounts generally coincide with planned installations and the implementation process. The Company's policy is to charge interest on or discount unbilled accounts receivable not expected to be billed within one year, which were approximately $1,541,000 and $674,000 at September 30, 1995 and 1994, respectively. The Company classifies such receivables as current assets consistent with its business cycle.
   The Company has "bundled" contracts which include both OnSite management services and software licenses. Because licensing of the software is not dependent on continuation of the OnSite management services portion of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded consistent with other OnSite management service contracts.
   Fees for maintenance agreements, in conjunction with product licenses, are recognized ratably over the term of the agreement and the software services revenue is recognized as services are provided. The Company does not separately present the cost of maintenance and enhancements revenues as it is impracticable to separate such cost from the cost of software and hardware sales and services.
   Property and Equipment: Equipment is depreciated over its estimated useful life, for periods ranging from three to ten years, using the straight-line method. Buildings and related improvements are depreciated using the straight-line method, for periods not to exceed 30 years.
   Capitalized Computer Software Costs: The Company capitalizes direct costs associated with the development of software for resale. Amortization of such capitalized costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers.
   Income per Share: Primary income per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus to the extent dilutive, the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures. Net income used in the calculation of fully diluted income per share is adjusted for interest expense (net of tax) on the convertible subordinated debentures. The fully diluted income per share calculation for the year ended September 30, 1995, did not include the anti-dilutive effect of the convertible subordinated debentures.
   Cost in Excess of Fair Value of Net Assets Acquired: This amount is associated with companies acquired. It is amortized over periods ranging between 15 and 20 years using the straight-line method. The Company periodically reviews the cost in excess of fair value of net assets acquired to assess recoverability by comparing the carrying value to the undiscounted future cash flows of the related assets. An impairment would be recognized in operating results if a permanent diminution in value were to occur.
   Covenants-Not-To-Compete: These amounts are amortized using the straight-line method over 60 months, their contractual lives, from their respective acquisition dates.

Note B--Cash and Short-Term Investments
   Cash Equivalents: Cash equivalents are defined as short-term highly liquid investments with a maturity of three months or less at the date of purchase.
   Short-Term Investments: Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS
115). In accordance with the provisions of FAS 115, the Company has classified marketable equity securities and debt securities as available-for-sale.
   Securities held as available-for-sale consist of certificates of deposit, repurchase agreements, commercial paper, U.S.
Treasury securities, municipal securities, collateralized mortgage obligations, and corporate obligations. The available-for-sale portfolio represents highly liquid investments available for current operations and, accordingly, is classified as short-term investments. Available-for-sale securities are stated at approximate market value.

                                              September 30,
                                       --------------------------
                                           1995            1994
                                       --------------------------
Cash and cash equivalents              $ 1,602,000    $ 7,685,000
Short-term investments,
   including accrued interest
   of $230,000 and
   $209,000, respectively               13,710,000     22,852,000
                                       --------------------------
Cash and short-term
   investments                         $15,312,000    $30,537,000
                                       ==========================

The contractual maturities held at September 30, 1995 are:

Due in one year or less                $ 5,500,000
Due after one year through
   three years                           7,980,000
                                      ------------
                                       $13,480,000
                                      ============

The following is a summary of available-for-sale securities at September
30, 1995:

U.S. Treasury securities
   and obligations of U.S.
   government agencies                 $ 9,497,000
Corporate debt securities                3,983,000
                                      ------------
                                       $13,480,000
                                      ============

During the fiscal year ended September 30, 1995, the gross realized gains on sales of available-for-sale securities totaled $86,000 and gross realized losses on sales totaled $52,000.

Note C--Acquisitions
In June 1995, the Company acquired Adage Systems International, Inc. (Adage), including all existing Adage software, technology and operations for consideration of one million shares of common stock valued at approximately $10.9 million. Such shares are not registered and cannot be sold immediately; as a result, the valuation reflects a discount from the fair market value of the underlying shares.
   Adage offers a newly developed enterprise resource planning system to multinational users in the manufacturing and distribution industries. Under the terms of the purchase agreement, the Company may be required to pay additional consideration in either additional shares (up to 1.5 million shares) of common stock or a combination of additional shares of common stock and cash, in the event that the market price of the common stock approximately five years after the closing is lower than a base price. The base price may not be lower than $15 or higher than $50, and will be determined pursuant to a formula tied to the pretax profits of Adage during the five-year period commencing October 1, 1995. Certain future payments would result in an adjustment to the purchase price. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a charge to operations of $8.7 million for in-process research and development at the time of the acquisition. In addition, the Company charged approximately $1.4 million to the cost of the acquisition for incremental costs including professional fees and other costs directly related to the acquisition. The cost in excess of fair value of net assets acquired is being amortized over 15 years. The purchase price was allocated as follows:

Purchased software                                    $ 2,800,000
Purchased research and development(a)                   8,700,000
Cost in excess of fair value of assets acquired         2,435,000
Deferred taxes                                         (1,039,000)
Net liabilities assumed                                  (596,000)
                                                      -----------
Total purchase price                                  $12,300,000
                                                      ===========

(a) Purchased research and development, charged to expense at date of purchase, represents the estimated fair value of specifically identified projects under development which did not meet the applicable accounting criteria for capitalization.

   In December 1994, the Company acquired the IntelliSource Software
Group, a division of the privately-held Management Analysis Company. IntelliSource Software Group products serve the utility market. The Company will pay a purchase price of $1.2 million over a four-year period. Under the terms of the purchase agreement, the Company may be required to make additional payments contingent upon the performance of the IntelliSource Software Group over a five-year period.
   The proforma effect of these acquisitions on operations would be immaterial.

Note D--Property and Equipment

                                             September 30,
                                       --------------------------
                                           1995           1994
                                       --------------------------
Land                                   $ 1,316,000    $ 1,316,000
Buildings                               14,656,000     10,610,000
Computer equipment                      11,829,000      8,947,000
Other equipment, furniture,
   fixtures and building
   improvements                         16,314,000     11,761,000
                                       --------------------------
                                        44,115,000     32,634,000
Less accumulated
   depreciation                         15,216,000     12,632,000
                                       --------------------------
                                       $28,899,000    $20,002,000
                                       ==========================

Depreciation expense for the years ended September 30, 1995, 1994 and 1993 was $3,495,000, $2,656,000 and $2,081,000, respectively.

Note E--Other Assets and Deferred Charges
                                             September 30,
                                       -------------------------
                                            1995          1994
                                       -------------------------
Deferred costs and sales
   commissions related to
   OnSite services contracts
   in progress(a)(b)                   $ 2,284,000     $2,732,000
Purchased software(b)(c)                 5,657,000      3,147,000
Deferred debt issuance
   expenses(b)(d)                        1,162,000      1,507,000
Other                                    1,398,000        998,000
                                       --------------------------
                                       $10,501,000     $8,384,000
                                       ==========================

(a)Being amortized over the remaining term of the OnSite service contract.
(b)Shown net of accumulated amortization.
(c)Includes software received as part of business acquisitions.
(d)Being amortized over the term of the related debt.

Note F--Long-Term Debt
                                              September 30,
                                       --------------------------
                                           1995          1994
                                       --------------------------
6 1/4% convertible
   subordinated debentures,
   due 2003                            $31,275,000    $34,500,000
Promissory note, net of
   interest of $185,000                    615,000              0
                                       --------------------------
Total long-term debt                    31,890,000     34,500,000
Less current portion                       100,000             $0
                                       --------------------------
Long-term debt, net of
   current portion                     $31,790,000    $34,500,000
                                       ==========================

Aggregate maturities, including interest, during the next five fiscal years are $100,000, $200,000, $250,000, $250,000 and $0.
   In September 1993, the Company issued $34.5 million of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $15 per share, subject to change as defined in the Trust Indenture.
During the fiscal year ended September 30, 1995, $3,225,000 of the convertible subordinated debentures were converted into 215,000 shares of common stock of the Company. The debentures are redeemable at any time after September 10, 1996 at prices decreasing from 104.2 percent of the principal amount at September 1, 1996, to par on September 1, 2002. The fair value of the convertible subordinated debentures at September 30, 1995 was approximately $48,000,000.
   The Company has a $20,000,000 senior revolving credit agreement which terminates in June 1996 with optional annual renewals. There were no borrowings outstanding at September 30, 1995 or 1994. The interest rate under the agreement is based on one of three formulae--one tied to the prime rate of the lender, one at a rate offered by the bank and another tied to the London Interbank Offered Rate (LIBOR). The weighted average interest rate on borrowings outstanding during 1993 was 5.93%. Initially there was a 3/8% commitment fee on the unused funds that are available for borrowing under the agreement. This rate was reduced to 5/16% in June 1995. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. In addition, the Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding.
   The Company signed a promissory note on December 7, 1994, in connection with the acquisition of the IntelliSource Software Group, with a face amount of $800,000 and a fair value of $615,000. The note payments commence on the first anniversary date and continue on each of the following three anniversaries until the note is paid in full. Interest will be accreted over the life of the note.
   Interest paid on long-term debt during the years ended September 30, 1995, 1994, and 1993 was $2,093,000, $2,235,000 and $963,000, respectively.

Note G--Benefit Plans
   Stock Option Plans: The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other long-term performance awards. At September 30, 1995 only stock options have been issued pursuant to the plan.
   The Company has stock option plans for the benefit of its key employees and non-employee directors that provide for the grant of options to purchase the Company's common stock at not less than the fair market value on the date of grant.
   As of September 30, 1995 and 1994, respectively, options for 1,304,177 and 1,143,667 shares were exercisable. Outstanding options as of September 30, 1995 are exercisable at an average price of $13.43 per share and expire on various dates through the year 2005. As of September 30, 1995, 1,299,196 shares of common stock were reserved for future grants under the stock option plans.
   Transactions under the previously stated option plans follow:
                                             September 30,
                                      ---------------------------
                                           1995           1994
                                      ---------------------------
Options outstanding,
   beginning of year                     2,599,000      1,731,000
     Granted                               530,000      1,193,000
     Exercised                            (364,000)      (295,000)
     Cancelled or expired                 (169,000)       (30,000)
                                      ---------------------------
Options outstanding,
   end of year                           2,596,000      2,599,000
                                      ===========================

Options were exercised in 1995 and 1994 at price ranges between $2.63-$16.38 and $2.63-$7.38, respectively.

   Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan (ESOP) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (ESOT) to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 1995 there were 1,088,321 shares held by the ESOT.

   Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares sold are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 1995, there were 81,002 restricted shares sold but not exchanged for unrestricted shares.
   The Company has a 1985 Restricted Stock Incentive Plan, which expired on June 30, 1995. Under the plan, shares were awarded to key persons and are restricted with the effect that, for the term of the restrictions, the recipient may not sell, assign, transfer or otherwise hypothecate any of the shares. Restricted stock awards under the 1985 plan vest to the recipients over a number of years, in equal annual installments as determined by the Compensation Committee of the Board of Directors, and are recorded at the fair market value of the shares on the date of the award as unearned compensation. The unearned compensation is charged to operations ratably over the vesting period. Under the plan, 605,000 shares were issued.

Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its employees whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses under this plan for the years ended September 30, 1995, 1994 and 1993 were $1,432,000, $1,061,000 and $822,000, respectively.

Note H--Income Taxes
The components of the provision for federal and state income taxes are as follows:

                     Liability      Liability       Deferred
                        Method         Method         Method
                           Year ended September 30,
                    ----------------------------------------
                       1995           1994           1993
                    ----------------------------------------
State               $1,974,000     $1,628,000     $1,401,000
Federal              5,284,000      4,520,000      3,110,000
                    ----------------------------------------
                    $7,258,000     $6,148,000     $4,511,000
                    ========================================

A reconciliation of the provision for income taxes to the federal statutory rate follows:

                                   Year ended September 30,
                                   -------------------------
                                    1995      1994      1993
                                   -------------------------
Expected federal tax rate          35.0%     35.0%     34.0%
Adjustments due to:
   Effect of state income tax      12.4%      6.0%      8.0%
   Purchased research and
      development                  29.5%        --        --
   Reversal of valuation
      allowance                       --     (2.2)%       --
   Research and development
      tax credit                   (7.3)%    (4.7)%    (2.0)%
   Other                            0.8%      0.4%        --
                                   -------------------------
                                   70.4%     34.5%     40.0%
                                   =========================


   The fiscal year 1995 provision for income taxes does not reflect the customary relationship between income and tax expense principally due to the write-off of purchased research and development, which is not deductible for tax purposes. The effective tax rate would have been 38% without the write-off of purchased research and development. The rate was further affected by the expiration of the research and development tax credit as of June 30, 1995. The purchased research and development write-off has an impact on both the state effective tax rate and the relationship between income and the effect of the research and development tax credit.
   Significant components of the provision for income taxes for the year ended September 30, 1995 are:

Current                       $6,185,000
Deferred                       1,073,000
                             -----------
                              $7,258,000

   The provision for income taxes for the years ended September 30, 1994 and 1993 relates primarily to current income taxes payable. The reversal of the valuation allowance in fiscal year 1994 relates primarily to utilization of research and development and minimum tax credits generated in prior years. The Company has no valuation allowance for deferred tax assets at September 30, 1995 and 1994.
   Income taxes paid during fiscal years ended September 30, 1995, 1994 and 1993 were $9,921,000, $3,903,000 and $2,146,000, respectively.
   The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), as of October 1, 1993. For fiscal year 1993, the Company accounted for income taxes under the provisions of APB 11. Adoption of FAS 109 was immaterial to the consolidated financial statements and no cumulative adjustment was required. Deferred income taxes for fiscal year 1995 reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.
   The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities as of September 30, 1995 are as follows:

                                                 September 30,
                                            --------------------------
                                                1995           1994
                                            --------------------------
Deferred tax assets:
   Purchased research and
     development (1992 acquisition)         $ 2,365,000     $2,538,000
   Purchased software                                --        462,000
   Accrued expenses and reserves              1,001,000      1,203,000
   Change in tax accounting method                   --        134,000
   Other                                         46,000        137,000
                                            --------------------------
Total deferred tax asset                      3,412,000      4,474,000

Deferred tax liabilities:
   Depreciation and amortization             (1,216,000)    (2,067,000)
   Software capitalization, net              (2,176,000)    (1,171,000)
   Prepaids                                    (501,000)      (368,000)
   Purchased software                          (412,000)            --
   Other                                       (714,000)      (707,000)
                                           ---------------------------
Total deferred tax liability                 (5,019,000)    (4,313,000)
                                           ---------------------------
Net deferred tax (liability) asset          $(1,607,000)    $  161,000
                                           ===========================

Note I--Commitments and Other Items
Product development expenditures, including software maintenance expenditures, for the years ended September 30, 1995, 1994, and 1993, were approximately $12,856,000, $8,834,000 and $6,825,000, respectively. After capitalization (Note A) these amounts were approximately $9,472,000, $7,387,000 and $6,120,000, respectively, and were charged to operations as incurred. For the same years, amortization of capitalized software costs amounted to $871,000, $889,000 and $762,000, respectively.
   Warrants to purchase 250,000 shares of common stock at $4.38 per share (fair market value at date of issuance) were issued in July 1990, of which warrants to purchase 28,350 shares remained outstanding at September 30, 1995. The warrants expire June 30, 1996.
   Rent expense for the years ended September 30, 1995, 1994, and 1993 was $2,043,000, $1,995,000 and $1,542,000, respectively. Aggregate rentals payable under significant non-cancelable lease agreements with initial terms of one year or more at September 30, 1995, are as follows:

         ---------------------------------
          Fiscal year             Amount
         ---------------------------------
             1996             $1,798,000
             1997              1,556,000
             1998              1,469,000
             1999              1,172,000
             2000                865,000
          Thereafter           2,401,000
                             -----------
                              $9,261,000
          ------------------------------

Note J--Legal Matters
A purported class action complaint was filed against the Company and certain of its officers and directors on October 4, 1995. The complaint alleges violations of certain disclosure and related provisions of the Federal Securities Laws. The complaint seeks damages in unspecified amounts as well as equitable relief. Management believes the complaint is without merit and intends to contest the allegations vigorously. While management of the Company, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.

Note K--Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 1995 and 1994 (in thousands except per share data):

                                                                        Three Months Ended
                                              December 31,         March 31,           June 30,          September 30,
                                           -----------------------------------------------------------------------------
                                             1994      1993      1995      1994     1995*      1994      1995      1994
                                           -----------------------------------------------------------------------------
Revenues                                   $39,199   $32,393   $43,191   $37,490   $46,705   $37,446   $47,053   $40,885
                                           -----------------------------------------------------------------------------
Gross profits                               14,630    11,309    15,025    14,049    17,219    13,386    16,492    16,461
                                           -----------------------------------------------------------------------------
Income (loss) before income taxes            4,606     2,981     5,188     4,275    (2,188)    4,471     2,710     6,067
                                           -----------------------------------------------------------------------------
Provision for income taxes                   1,635     1,014     1,939     1,453     2,475     1,565     1,209     2,116
                                           -----------------------------------------------------------------------------
Net income (loss)                          $ 2,971   $ 1,967   $ 3,249   $ 2,822   $(4,663)  $ 2,906   $ 1,501   $ 3,951
                                           -----------------------------------------------------------------------------
Primary net income (loss) per share        $  0.22   $  0.15   $  0.24   $  0.21   $ (0.35)  $  0.22   $  0.11   $  0.29
                                           -----------------------------------------------------------------------------
Fully diluted net income (loss) per share  $  0.21   $  0.15   $  0.23   $  0.20   $ (0.35)  $  0.21   $  0.10   $  0.27
                                           -----------------------------------------------------------------------------

*Includes a charge of $8,700 for purchased research and development.

                        Report of Independent Auditors


The Board of Directors and Stockholders
Systems & Computer Technology Corporation

We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note H to the Consolidated Financial Statements, in 1994 the Company changed its method of accounting for income taxes.


/s/ Ernst & Young LLP


Philadelphia, Pennsylvania
October 20, 1995


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     Not Applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 1996 and is incorporated herein by reference. Also, see the information under the heading "Executive Officers of SCT" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 1996 and is incorporated herein by reference.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedule and Exhibits.

     (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:

          Consolidated Balance Sheets--September 30, 1995 and 1994

          Consolidated Statements of Operations--Years Ended September 30, 1995, 1994 and 1993

          Consolidated Statements of Stockholders' Equity--Years Ended September 30, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows--Years Ended September 30, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          Report of Ernst & Young LLP, Independent Auditors

     (2) The following consolidated financial statement schedule of the Registrant and its subsidiaries is included herein:

          Schedule II--Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
For the Three Years in the Period Ended September 30, 1995


               COLUMN A                      COLUMN B                 COLUMN C                   COLUMN D             COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                             ----------------------------
                                           Balance at        Charged to      Charged to                              Balance at
             Description               Beginning of Period   Costs and     Other Accounts   Deductions-Describe     End of Period
                                                              Expenses       -Describe
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended September 30, 1995:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                                 $109,000                                       $22,000 (1)               $87,000
    Long-term                                                                                                                 0

  Allowance for doubtful accounts             1,228,000       $508,000                        733,000 (1)             1,003,000
                                             ----------      ---------      ---------        --------                ----------
        Total                                $1,337,000       $508,000             $0        $755,000                $1,090,000

For the year ended September 30, 1994:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                                 $153,000        $11,000                        $55,000 (1)              $109,000
    Long-term                                     8,000                                         8,000 (1)                     0

  Allowance for doubtful accounts             1,321,000        559,000                        652,000 (1)             1,228,000
                                             ----------      ---------      ---------        --------                ----------
       Total                                 $1,482,000       $570,000             $0        $715,000                $1,337,000

For the year ended September 30, 1993:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                                 $181,000                                       $28,000                  $153,000
    Long-term                                     8,000                                                                   8,000

  Allowance for doubtful accounts               834,000       $923,000        $41,000 (2)     477,000 (1)             1,321,000
                                             ----------      ---------      ---------        --------                ----------
       Total                                 $1,023,000       $923,000        $41,000        $505,000                $1,482,000


(1)  Uncollectible accounts written-off during the year
(2)  Adjustment to reserve for change in probability of repayment


     (3) Exhibits (not included in the copies of the Form 10-K sent to stockholders).

     No.   Exhibit
   ------  ----------------------------------------------------------------
     2 Agreement and Plan of Merger and Reorganization by and among the Registrant, SCT Acquisition Corporation, Adage Systems International, Inc. and Gerald F. O'Connell and David Phelan (Exhibit A to the Registrant's Form 8-K dated May 12, 1995) 1 [Attached to the Agreement and Plan of Merger and Reorganization were disclosure schedules generally relating to the business acquired thereunder and documents executed in connection with such Agreement. Copies of such schedules and documents will be furnished to the Commission upon request.]

     3.1 Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) 1

     3.2 Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) 1

     4 Form of Indenture under which the Registrant's 6 1/4% Convertible Subordinated Debentures due 2003 are issued (Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) 1

     10.1 Warrant Agreement executed by the Registrant and Ralph A. Lousteau (Exhibit 10.10 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) 1

     10.2 VAR Agreement dated as of September 1, 1991 between Oracle Corporation and the Registrant, together with Amendments One, Two and Three thereto (Exhibit 10.12 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) 1

     10.3 Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) 1

     10.4 Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) 1

     10.5 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan (Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) 1 2

     10.6 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) 1 2

     10.7 Agreement of Purchase and Sale dated August 9, 1994 between Provident Mutual Life Insurance Company of Philadelphia and the Registrant (Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) 1

     10.8 Employment Agreement dated June 1, 1995 between the Registrant and Gerald F. O'Connell 2 3

     10.9 Employment Agreement dated June 1, 1995 between the Registrant and David Phelan 2 3

     10.10 Agreement of Lease by and between Liberty Property Limited Partnership and Systems & Computer Technology Corporation for premises located at One Country View Road, Malvern, PA 3

     10.11 Lease between International Business Machines Corporation and SCT Public Sector, Inc. for premises located at 1733 Harrodsburg Road, Lexington, KY 3

     11    Statement re:  Computation of Per Share Earnings 3

     21    Subsidiaries of the Registrant 3

     23    Consent of Ernst & Young LLP 3

     27    Financial Data Schedule 3


     SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT's reasonable expenses in furnishing such exhibit.

(b)  Reports on Form 8-K.

     None.

---------------
1 Incorporated by reference
2 Compensatory Plan, Contract or Arrangement
3 Filed with this Annual Report on Form 10-K




                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS & COMPUTER TECHNOLOGY
  CORPORATION (Registrant)


By:  /s/ Michael J. Emmi                          Date:  December 21, 1995
     ----------------------------------
     Michael J. Emmi
     Chairman of the Board, President
       and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                  Title                          Date
---------------------------   -----------------------------  ----------------

/s/ Michael J. Emmi
---------------------------
    Michael J. Emmi           Chairman of the Board          December 21, 1995
                              and Chief Executive Officer
                              (Principal Executive Officer);
                              Director


/s/ Michael D. Chamberlain
---------------------------
    Michael D. Chamberlain    Director                       December 21, 1995



/s/ Allen R. Freedman
---------------------------
    Allen R. Freedman         Director                       December 21, 1995



/s/ Thomas I. Unterberg
---------------------------
    Thomas I. Unterberg       Director                       December 21, 1995



/s/ Terrel H. Bell
---------------------------
    Terrel H. Bell            Director                       December 21, 1995



/s/ Eric Haskell
---------------------------
    Eric Haskell              Senior Vice President,         December 21, 1995
                              Finance and Administration,
                              Treasurer and Chief Financial
                              Officer (Principal Financial
                              and Accounting Officer)



                  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION


                       Index of Exhibits Filed Herewith



Exhibit No.    Exhibit                                             Page
-------------  --------------------------------------------------- -----
10.8           Employment Agreement dated June 1, 1995 between the
               Registrant and Gerald F. O'Connell

10.9 Employment Agreement dated June 1, 1995 between the Registrant and David Phelan

10.10          Agreement of Lease by and between Liberty Property
               Limited Partnership and Systems & Computer
               Technology Corporation for premises located at One
               Country View Road, Malvern, PA

10.11          Lease between International Business Machines
               Corporation and SCT Public Sector, Inc. for premises located at 1733 Harrodsburg Road, Lexington, KY

11             Statement re:  Computation of Per Share Earnings

21             Subsidiaries of the Registrant

23             Consent of Ernst & Young LLP

27             Financial Data Schedule