Form 10-Q
period 1995-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1996-02-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995 or

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______ .


                                0-11521
                       (Commission File Number)


               SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
        (Exact name of registrant as specified in its charter)


                Delaware                          23-1701520
      (State or other jurisdiction            (I.R.S.  Employer
           of incorporation)                  Identification No.)


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

14,061,362 Common shares, $.01 par value, as of February 5, 1996




               Page 1 of 14 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, FINANCIAL INFORMATION                                 Page No.

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 1995 and September 30, 1995

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 1995 and 1994

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 1995 and 1994

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                             December 31,   September 30,
                                                 1995           1995
                                             (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and marketable securities             $ 8,641,000   $ 15,312,000
   Receivables, including $49,980,000
      and $46,746,000 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $1,010,000 and $1,003,000             74,378,000     70,270,000
   Prepaid expenses and other receivables       9,915,000      9,994,000
                                             ------------   ------------
              TOTAL CURRENT ASSETS             92,934,000     95,576,000

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                    31,520,000     30,135,000

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization              6,929,000      5,532,000

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                 8,700,000      8,754,000

OTHER ASSETS AND DEFERRED CHARGES              11,469,000     10,986,000
                                             ------------   ------------
TOTAL ASSETS                                 $151,552,000   $150,983,000
                                             ============   ============

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                             December 31,   September 30,
                                                 1995           1995
                                             (UNAUDITED)       (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                           $ 4,287,000    $ 5,234,000
   Current portion of long-term debt              100,000        100,000
   Income taxes payable                           325,000        167,000
   Accrued expenses                            12,496,000     12,065,000
   Deferred revenue                            12,922,000     14,455,000
                                             ------------   ------------
              TOTAL CURRENT LIABILITIES        30,130,000     32,021,000

LONG-TERM DEBT, less current portion           31,690,000     31,790,000
DEFERRED TAXES                                  1,706,000      1,607,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 24,000,000 shares, issued
      15,209,977 and 15,159,804 shares            152,000        152,000
   Capital in excess of par value              58,632,000     58,442,000
   Retained earnings                           32,831,000     30,568,000
                                             ------------   ------------
                                               91,615,000     89,162,000
Less
   Held in treasury, 1,150,941 common
      shares--at cost                          (2,959,000)    (2,959,000)
   Unearned compensation                          (20,000)       (28,000)
   Notes receivable from stockholders            (610,000)      (610,000)
                                             ------------   ------------
                                               88,026,000     85,565,000
                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $151,552,000   $150,983,000
                                             ============   ============


Note: The condensed consolidated balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             For the Three Months Ended
                                                    December 31,
                                                  1995           1994

Revenues:
 OnSite services                              $18,042,000    $15,753,000
 Software and hardware sales and services      19,831,000     14,725,000
 Maintenance and enhancements                   9,810,000      8,258,000
 Interest and other revenue                       136,000        463,000
                                              -----------    -----------
                                               47,819,000     39,199,000

Expenses:
 Cost of OnSite services                       13,934,000     11,974,000
 Cost of software and hardware sales and
    services and maintenance and enhancements  16,991,000     12,132,000
 Selling, general and administrative           12,478,000      9,863,000
 Interest expense                                 543,000        624,000
                                              -----------    -----------
                                               43,946,000     34,593,000

Income before income taxes                      3,873,000      4,606,000

Provision for income taxes                      1,610,000      1,635,000
                                              -----------    -----------

Net Income                                    $ 2,263,000    $ 2,971,000
                                              ===========    ===========

Per common share:
Net income
   Primary                                         $ 0.15         $ 0.22
   Fully diluted                                   $ 0.15         $ 0.21
Common shares and equivalents outstanding
   Primary                                     15,124,101     13,650,439
   Fully diluted                               17,284,417     15,950,439





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                              For the Three Months Ended
                                                     December 31,
                                                  1995           1994

OPERATING ACTIVITIES
Net income                                    $ 2,263,000    $ 2,971,000
Adjustments to reconcile net income to
   net cash (used in) operating activities:
   Depreciation and amortization                2,235,000      2,026,000
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                (4,268,000)    (2,092,000)
      Decrease (increase) in other
         current assets                            79,000     (1,432,000)
      Increase (decrease) in other accrued
         expenses and liabilities                 431,000     (1,337,000)
      (Decrease) in deferred revenue           (1,533,000)    (1,921,000)
      Other, net                               (1,714,000)      (874,000)
                                              ------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES        (2,507,000)    (2,659,000)

INVESTING ACTIVITIES
Purchase of property and equipment             (2,539,000)    (1,038,000)
Capitalized computer software costs            (1,615,000)      (432,000)
Proceeds from sale or maturity of
   investments available for sale               7,003,000      5,082,000
Purchase of investments available for sale              0     (2,228,000)
Purchase of subsidiary assets, net of
   cash acquired                                  (97,000)      (400,000)
                                              ------------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES       2,752,000        984,000

FINANCING ACTIVITIES
Principal payments on long-term debt             (100,000)             0
Proceeds from exercise of stock options           188,000        314,000
                                              ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          88,000        314,000

INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS     333,000     (1,361,000)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD     1,602,000      7,685,000
                                              ------------   ------------
CASH & CASH EQUIVALENTS-END OF PERIOD         $ 1,935,000    $ 6,324,000
                                              ============   ============


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


December 31, 1995

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with current year format.


NOTE B--CASH AND SHORT-TERM INVESTMENTS

                                        Dec. 31, 1995    Sep. 30, 1995
Cash and cash equivalents                $ 1,935,000      $ 1,602,000
Marketable securities, plus accrued
   interest of $68,000 and $230,000        6,706,000       13,710,000
                                         -----------      -----------
Cash and marketable securities           $ 8,641,000      $15,312,000
                                         ===========      ===========

Cash equivalents--Cash equivalents are defined as short-term highly liquid investments with a maturity of three months or less at the date of purchase.

Securities available-for-sale--Marketable equity and debt securities are classified as available-for-sale. The available-for-sale portfolio represents highly liquid investments available for current operations and, accordingly, is classified as current assets.


NOTE C--EARNINGS PER COMMON SHARE

Primary income per share is computed based on the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, they are excluded from the income per share calculation. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures. Net income used in the calculation of fully diluted income per share has been adjusted for interest expense (net of tax) on the convertible subordinated debentures.


NOTE D--FOREIGN CURRENCY TRANSLATION

On October 1, 1995, the Company changed the functional currency of its foreign subsidiary, SCT International Limited, from the U.S. dollar to the local currency of the subsidiary, the Pound Sterling. The move to the Pound Sterling was in recognition of the growth of and changes in the nature of the business of the subsidiary, which was established in fiscal year 1994. The subsidiary has become a self-sufficient unit and has recently established its headquarters in Basingstoke, Hampshire and, additionally established a European Product Support Center in Manchester. Additionally, the subsidiary recently renegotiated its primary contract so that all contracts are now denominated in the Pound Sterling.

The financial position and results of operations of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at the end of the period. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative foreign currency translation adjustments account (CTA) in stockholders' equity. Also included in the CTA are the effects of exchange rate changes on intercompany transactions of a long-term investment nature. Gains and losses resulting from the effect of exchange rate changes on foreign currency transactions are included in income currently.

The effect of this change in functional currency and the resulting translation adjustment are immaterial to the equity of the Company at December 31, 1995 and to the results of operations for the quarter then ended.


NOTE E--OTHER

Product development expenses (which are included in cost of software and hardware sales and services and maintenance and enhancements) not capitalized aggregated $2,833,000 and $2,283,000 in the three month periods ended December 31, 1995 and 1994, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth: (a) certain income statement items as a percentage of total revenues and (b) for revenues, the percentage change for each item from the prior year comparative period.

                                      % of Total Revenues    % Change from
                                                              Prior Year
                                       Three Months Ended
                                          December 31,
                                          1995     1994

Revenues:
OnSite services                            38%      40%            14%
Software and hardware sales and services   42%      38%            35%
Maintenance and enhancements               20%      21%            19%
Interest and other revenue                  0%       1%           (71)%
                                          ----     ----           -----
Total                                     100%     100%            22%

Expenses:
Cost of services, sales and maintenance
   and enhancements                        65%      61%            28%
Selling, general and administrative        26%      25%            26%
Interest expense                            1%       2%           (13)%
Income before income taxes                  8%      12%           (16)%



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



                                              Three Months Ended
                                                 December 31,
                                                1995     1994
Gross Profit
   OnSite services                               23%      24%
   Software and hardware sales and services
      and maintenance and enhancements           43%      47%
                                                 ---      ---
   Total                                         35%      38%




Revenues

The 14% increase in OnSite services revenues in the first quarter of fiscal year 1996 was primarily the result of a five-year agreement with Continental Cablevision, Inc., which commenced in January 1995 and expanded throughout the year. The Company signed an agreement with the City of Indianapolis/Marion County in December 1995. This agreement could result in annual revenues of up to $11.5 million for up to seven years. The City may cancel the agreement after three years, provided the Company is given six months notice and a termination fee.

The 35% increase in software and hardware sales and services revenues in the first quarter of fiscal year 1996 is primarily attributable to the growth of systems integration services provided to the international utilities market and to the licenses of Adage Enterprise Resource Planning software. Adage, which is marketed by the SCT Manufacturing and Distribution Systems division of SCT, was acquired in June 1995. These increases were off-set by decreases, compared to the prior year period, in software licenses in the utility market.

The 19% increase in maintenance and enhancements revenues in the first quarter of fiscal year 1996 is the result of continued high annual renewal rates and the growing installed base of clients primarily in the higher education market.

The first quarter 1996 pre-tax income was less than the prior year period as a result of several factors. These factors included a slippage of software license fees in the higher education market, decreased new licenses in the utility market, and increased costs in the utility business related to product development. The Company has embarked on an aggressive program to invest in its manufacturing and distribution business. With this ongoing level of expenditures, variances in new licenses could impact the Company's results of operations.


Gross Profit

The decrease in total gross profit as a percentage of total revenue (excluding interest and other revenue) from 38% to 35% for the first quarter of fiscal year 1996 resulted from a change in revenue mix from the first quarter of fiscal year 1995 and increased expenditures in the utility business. The percentage of software services revenues to the international utilities market included in software and hardware sales and services revenue increased relative to license fees during the period. The Company is increasing its focus on software services revenue, which may result in a decreased profit margin versus a revenue mix with a higher percentage of license fees. The cost of software and hardware sales and services increased as a result of the Company's increased expenditures in the utility business to enhance its software to a more stable and robust product to serve a broader range of customers.


Income Taxes

The first quarter 1996 provision for income taxes reflects the impact of the research and development tax credit which expired June 30, 1995 and has not yet been reenacted.


Seasonality

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



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $8.6 million and $15.3 million at December 31, 1995 and September 30, 1995, respectively. The short-term investment portfolio is classified as available-for-sale and is derived from continuing operations and the September 1993 convertible debenture offering. Uses of cash during the first quarter of fiscal year 1996 included investment in the new manufacturing and distribution business infrastructure, spending on new product development and new facility improvement. The Company has outstanding $31.3 million of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures are convertible into common stock of the Company any time prior to redemption or maturity at a conversion price of $15 per share. The debentures are redeemable at any time after September 10, 1996 at prices decreasing from 104.2 % of the principal amount at September 1, 1996, to par on September 1, 2002.

The Company has a $20 million senior revolving credit facility, available for general corporate purposes which expires in June 1996 with optional annual extensions. At December 31, 1995 there were no borrowings outstanding. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements, together with net cash provided by operations, should satisfy its working capital needs and capital expenditure requirements for the foreseeable future.


Foreign Operations

On October 1, 1995, The Company changed the functional currency of its foreign subsidiary, SCT International Limited, from the U.S. dollar to the local currency, the Pound Sterling. The net assets of SCT International Limited are approximately $10.0 million at December 31, 1995. The Company does not believe its foreign currency exposure is significant and analyzes the need to hedge the exposure on an ongoing basis.


Contingencies

A purported class action complaint was filed against the Company and certain of its officers and directors on October 4, 1995. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleges violations of certain disclosure and related provisions of the Federal Securities Laws. The amended complaint seeks damages in unspecified amounts as well as equitable relief. Management believes the amended complaint is without merit and intends to contest the allegations vigorously. While management of the Company, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.

Numerous factors could affect the Company's future operating results, including general economic conditions, continued market acceptance of the Company's products and services, the timing of contract signings and renewals, and competitive pressures.

The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES


PART II


Item 1.  Legal Proceedings

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


Item 6(b).  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended December 31, 1995.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                          (Registrant)


     Date: 02/14/96         /s/
                           ________________________________
                           Eric Haskell
                           Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer