Form 10-Q
period 1996-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1996-05-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

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

14,066,445 Common shares, $.01 par value, as of May 03, 1996




               Page 1 of 15 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 1996 and September 30, 1995

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 1996 and 1995

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31,    September 30,
                                                 1996            1995
                                              (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and marketable securities            $  2,975,000   $ 15,312,000
   Receivables, including $57,023,000
      and $46,746,000 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $1,163,000 and $1,003,000             79,551,000     70,270,000
   Prepaid expenses and other receivables      12,588,000      9,994,000
                                             ------------   ------------
              TOTAL CURRENT ASSETS             95,114,000     95,576,000

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                    32,980,000     30,135,000

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization              8,751,000      5,532,000

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                 8,577,000      8,754,000

OTHER ASSETS AND DEFERRED CHARGES              10,360,000     10,986,000
                                             ------------   ------------
TOTAL ASSETS                                 $155,782,000   $150,983,000
                                             ============   ============

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31,    September 30,
                                                 1996            1995
                                              (UNAUDITED)       (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                          $  5,322,000   $  5,234,000
   Current portion of long-term debt            3,100,000        100,000
   Income taxes payable                           302,000        167,000
   Accrued expenses                            15,262,000     12,065,000
   Deferred revenue                             8,930,000     14,455,000
                                             ------------   ------------
              TOTAL CURRENT LIABILITIES        32,916,000     32,021,000

LONG-TERM DEBT, less current portion           31,690,000     31,790,000
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                        2,333,000      1,607,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 24,000,000 shares, issued
      15,215,786 and 15,159,804 shares            152,000        152,000
   Capital in excess of par value              58,663,000     58,414,000
   Retained earnings                           33,597,000     30,568,000
                                             ------------   ------------
                                               92,412,000     89,134,000
Less
   Held in treasury, 1,150,941 common
      shares--at cost                          (2,959,000)    (2,959,000)
   Notes receivable from stockholders            (610,000)      (610,000)
                                             ------------   ------------
                                               88,843,000     85,565,000
                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $155,782,000   $150,983,000
                                             ============   ============


Note: The condensed consolidated balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              For the Three Months Ended
                                                       March 31,
                                                  1996           1995

Revenues:
 OnSite services                              $21,969,000    $16,978,000
 Software sales and services                   20,005,000     16,577,000
 Maintenance and enhancements                  10,568,000      8,606,000
 Interest and other revenue                       214,000      1,030,000
                                              -----------    -----------
                                               52,756,000     43,191,000

Expenses:
 Cost of OnSite services                       17,644,000     13,536,000
 Cost of software sales and services
    and maintenance and enhancements           19,007,000     13,600,000
 Selling, general and administrative           14,195,000     10,185,000
 Interest expense                                 544,000        682,000
                                              -----------    -----------
                                               51,390,000     38,003,000

Income before income taxes                      1,366,000      5,188,000

Provision for income taxes                        600,000      1,939,000
                                              -----------    -----------

Net Income                                    $   766,000    $ 3,249,000
                                              ===========    ===========

Per common share:
Net income
   Primary                                         $ 0.05         $ 0.24
   Fully diluted                                   $ 0.05         $ 0.23
Common shares and equivalents outstanding
   Primary                                     15,077,582     13,562,739
   Fully diluted                               15,077,582     15,762,739





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               For the Six Months Ended
                                                       March 31,
                                                  1996           1995

Revenues:
 OnSite services                             $ 40,011,000   $ 32,731,000
 Software sales and services                   39,836,000     31,302,000
 Maintenance and enhancements                  20,378,000     16,864,000
 Interest and other revenue                       350,000      1,493,000
                                             ------------   ------------
                                              100,575,000     82,390,000

Expenses:
 Cost of OnSite services                       31,578,000     25,510,000
 Cost of software sales and services
    and maintenance and enhancements           35,998,000     25,732,000
 Selling, general and administrative           26,673,000     20,048,000
 Interest expense                               1,087,000      1,306,000
                                             ------------   ------------
                                               95,336,000     72,596,000

Income before income taxes                      5,239,000      9,794,000

Provision for income taxes                      2,210,000      3,574,000
                                             ------------   -------------

Net Income                                   $  3,029,000   $  6,220,000
                                             ============   ============

Per common share:
Net income
   Primary                                         $ 0.20         $ 0.46
   Fully diluted                                   $ 0.20         $ 0.44
Common shares and equivalents outstanding
   Primary                                     15,116,562     13,558,922
   Fully diluted                               15,116,562     15,808,922





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                               For the Six Months Ended
                                                       March 31,
                                                  1996           1995

OPERATING ACTIVITIES
Net income                                    $ 3,029,000    $ 6,220,000
Adjustments to reconcile net income to
   net cash (used in) operating activities:
   Depreciation and amortization                4,564,000      4,290,000
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                (9,647,000)    (6,940,000)
      (Increase) in other current assets       (2,594,000)    (2,886,000)
      Increase (decrease) in other accrued
         expenses and liabilities               3,197,000     (1,423,000)
      (Decrease) in deferred revenue           (4,933,000)    (5,250,000)
      Other, net                                  160,000       (32,000)
                                              ------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES        (6,224,000)    (6,021,000)

INVESTING ACTIVITIES
Purchase of property and equipment             (5,226,000)    (3,409,000)
Capitalized computer software costs            (3,699,000)    (1,213,000)
Proceeds from sale or maturity of
   investments available for sale              13,504,000     10,075,000
Purchase of investments available for sale              0     (2,228,000)
Purchase of subsidiary assets, net of
   cash acquired                                 (117,000)      (424,000)
                                              ------------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES       4,462,000      2,801,000

FINANCING ACTIVITIES
Principal payments on long-term debt             (100,000)             0
Proceeds from revolving line of credit          3,000,000              0
Proceeds from exercise of stock options           235,000        400,000
                                              ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       3,135,000        400,000

INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS   1,373,000     (2,820,000)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD     1,602,000      7,685,000
                                              ------------   ------------
CASH & CASH EQUIVALENTS-END OF PERIOD         $ 2,975,000    $ 4,865,000
                                              ============   ============

SUPPLEMENTAL INFORMATION
Noncash investing and financing activities:
Conversion of subordinated debentures                          3,000,000
                                                             ============


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1996

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as described in Management's Discussion and Analysis) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Operating results for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with current year format.


NOTE B--CASH AND SHORT-TERM INVESTMENTS

                                        Mar. 31, 1996    Sep. 30, 1995
Cash and cash equivalents                $2,975,000       $ 1,602,000
Marketable securities, plus accrued
   interest of $230,000                           0        13,710,000
                                         ----------       -----------
Cash and marketable securities           $2,975,000       $15,312,000
                                         ==========       ===========

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


NOTE C--EARNINGS PER COMMON SHARE

Primary income per share is computed based on the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus to the extent dilutive, the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures. Net income used in the calculation of fully diluted income per share is adjusted for interest expense (net of tax) on the convertible subordinated debentures.
The fully diluted income per share calculation for the three and six-month periods ending March 31, 1996 did not include the anti-dilutive effect of the convertible subordinated debentures.


NOTE D--FOREIGN CURRENCY TRANSLATION

On October 1, 1995, the Company changed the functional currency of its foreign subsidiary, SCT International Limited, from the U.S. dollar to the local currency of the subsidiary, the Pound Sterling. The move to the Pound Sterling was in recognition of the growth of and changes in the nature of the business of the subsidiary, which was established in fiscal year 1994. The subsidiary has become a self-sufficient unit and has recently established its headquarters in Basingstoke, Hampshire and, additionally established a European Product Support Center in Manchester. Additionally, all of the subsidiary's contracts are now denominated in the Pound Sterling (previously some were denominated in the U.S. dollar).

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

The effect of this change in functional currency and the resulting translation adjustment are immaterial to the equity of the Company at March 31, 1996 and to the results of operations for the three and six month periods then ended.


NOTE E--OTHER

Product development expenses (which are included in cost of software and hardware sales and services and maintenance and enhancements) not capitalized aggregated $5,929,000 and $4,369,000 in the six month periods ended March 31, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth: (a) certain income statement items as a percentage of total revenues and (b) the percentage change for each item from the prior year comparative period.

                                % of Total Revenues        % Change from
                                                             Prior Year
                                Three Mos.    Six Mos.  Three Mos.  Six Mos.
                                  Ended        Ended      Ended      Ended
                                 March 31,    March 31,  March 31   March 31
                                1996  1995   1996  1995

Revenues:
OnSite services                  42%   39%    40%   40%      29%       22%
Software sales and services      38%   39%    40%   38%      21%       27%
Maintenance and enhancements     20%   20%    20%   20%      23%       21%
Interest and other revenue        0%    2%     0%    2%     (79)%     (77)%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      22%       22%

Expenses:
Cost of services, sales and
   maintenance and enhancements  69%   63%    67%   62%       35%      32%
Selling, general and
   administrative                27%   24%    27%   24%       39%      33%
Interest expense                  1%    1%     1%    2%      (20)%    (17)%
Income before income taxes        3%   12%     5%   12%      (74)%    (47)%



The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category and the total gross profit as a percentage of total revenue (excluding interest and other revenue). The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software sales and services.

                                       Three Months      Six Months
                                          Ended             Ended
                                        March 31,         March 31,
                                       1996   1995       1996   1995
Gross Profit
   OnSite services                      20%    20%        21%    22%
   Software sales and services and
      maintenance and enhancements      38%    46%        40%    47%
                                        ---    ---        ---    ---
   Total                                30%    36%        33%    37%



Revenues

The 29% and 22% increases in OnSite services revenues in the second quarter and first six months of fiscal year 1996 are primarily the result of two new contracts: a five-year agreement with Continental Cablevision, Inc., which commenced in January 1995, and an agreement with the City of Indianapolis/Marion County, which commenced in December 1995. The agreement with the City of Indianapolis could result in annual revenues of up to $11.5 million for up to seven years. The City has the option to cancel the agreement after three years, provided the Company is given six months notice and a termination fee. Growth in OnSite services revenues is impacted by large contract signings.

The 21% increase in software sales and services revenues in the second quarter of fiscal year 1996 is attributable to increases in BANNER services to the higher education market and to the licenses of Adage Enterprise Resource Planning software. Adage is developed by the Manufacturing and Distribution Systems division of SCT which was acquired in June 1995. The 27% increase in software sales and services revenues in the first six months of fiscal year 1996 is primarily the result of the continued growth of systems integration services provided to the international utilities market, licenses of Adage Enterprise Resource Planning software and increases in BANNER related services to the higher education market. These increases were off-set by decreases, compared to the prior year period, in software licenses in the utility market.

The 23% and 21% increase in maintenance and enhancements revenues in the second quarter and first six months of fiscal year 1996 is the result of continued high annual renewal rates and the growing installed base of clients primarily in the higher education market.

The decrease in interest and other revenue in the three and six-month periods ending March 31, 1996 is primarily attributable to earnings on a decreased short-term investment portfolio.


Gross Profit
Gross profit decreased as a percentage of total revenue (excluding interest and other revenue) from 36% to 30% for the second quarter of fiscal year 1996 and from 37% to 33% for the first six months of fiscal year 1996. The decreases were the result of several factors including a change in revenue mix and increased expenditures in the utility business. Lower margin software services delivered to the international utilities market increased relative to higher margin license fees during the six month period ending March 31, 1996 compared to the prior year period. The Company is increasing its focus on software services, which may result in a decreased profit margin versus a revenue mix with a higher percentage of license fees. The cost of software sales and services also increased as a result of the Company's increased expenditures in the utility business to enhance its software to a more stable and robust product to serve a broader range of customers and a $1,250,000 contract loss provision which is described below.


Contract Loss Provision
The Company recorded a contract loss provision of $1,250,000 to reflect the cost of satisfying certain obligations relating to the CIS product for U.S. utilities which is being installed in a number of utilities. The aforementioned charge is principally for one U.S. client to cover the estimated cost of remaining obligations, to resolve contract disputes as agreed upon in the second quarter, above unrecognized revenue.


Income Taxes
The provision for income taxes for the first six months of 1996 reflects the impact of excluding the research and development tax credit which expired June 30, 1995 and has not yet been reenacted.


Selling, General and Administrative Expenses
Selling, general and administrative expenses increased during the three and six-month periods ending March 31, 1996 compared with the prior year periods as a result of several factors. The largest increase in selling, general and administrative costs over prior year periods is the result of the Company's acquisition of the Manufacturing and Distribution Systems division in June 1995. A smaller portion of the increases are the result of increased sales costs in the higher education software and outsourcing businesses and employee cost increases as a result of increased numbers of employees throughout the Company.


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



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $2.9 million and $15.3 million at March 31, 1996 and September 30, 1995, respectively. The short-term investment portfolio is classified as available-for-sale.

Cash used in operating activities was $6.4 million for the six months ended March 31, 1996 compared to $6.0 million for the prior year period. The increase in cash used primarily reflects lower net income and increased accounts receivable at March 31, 1996.

Investing activities provided $4.7 million during the six months ended March 31, 1996 compared to $2.8 million during the six months ended March 31, 1995. Capital expenditures during the period included investment in the new manufacturing and distribution business infrastructure, new product development, and new facility improvement. Cash was primarily provided by the proceeds from sales and maturities of investments of $13.7 million and $10.1 million at March 31, 1996 and 1995, respectively.

Financing activities provided cash of $3.1 million and $400,000 at March 31, 1996 and 1995, respectively. The increase during fiscal year 1996 reflects use of the Company's senior revolving credit facility.

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

The Company has a $20 million senior revolving credit facility, available for general corporate purposes which expires in June 1996 with optional annual
extensions.   At March 31, 1996 $3.0 million was outstanding.  As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends.

The Company believes that its cash and cash equivalents and borrowing arrangements, together with net cash provided by continuing operations, should satisfy its needs for the foreseeable future. Short-term debt at March 31, 1996 is expected to be renegotiated to long-term debt.
Additionally, the Company typically generates more cash in the second half of the fiscal year than in the first half.

During the first six months of 1996 the increase in receivables is due to:
(1) increased revenues recorded on systems integration services provided to the international utilities market in excess of billings and (2) the timing of billings on the Company's software products.


Foreign Operations
On October 1, 1995, the Company changed the functional currency of its foreign subsidiary, SCT International Limited, from the U.S. dollar to the local currency, the Pound Sterling. The net assets of SCT International Limited are approximately $13.5 at March 31, 1996. The Company does not believe its foreign currency exposure is significant and analyzes the need to hedge the exposure on an ongoing basis.


Contingencies
A purported class action complaint was filed against the Company and certain of its officers and directors on October 4, 1995. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleges violations of certain disclosure and related provisions of the Federal Securities Laws. The amended complaint seeks damages in unspecified amounts as well as equitable relief. In April 1996 the Company's motion to dismiss the amended complaint was granted in part and denied in part. Management believes the claims remaining in the amended complaint are without merit and intends to contest the remaining allegations vigorously. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.


Miscellaneous
The matters discussed in this Management's Discussion and Analysis that are forward looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties that could affect the Company's future operating results include without limitation general economic conditions, continued market acceptance of the Company's products and services, the timing of the receipt of software licenses, the timing of services contracts and renewals, continued competitive and pricing pressures in the marketplace, and the Company's ability to develop and market new and updated products and enhancements cost effectively and on a timely basis. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict.

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

In April 1996, the Company's Motion to Dismiss the Amended Complaint was granted in part and denied in part. Management believes the claims remaining in the amended complaint are without merit and intends to contest the remaining allegations vigorously. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot be presently determined.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 23, 1996, Michael J. Emmi and Allen R. Freedman were reelected as directors of the Company for a term expiring at the Company's 1999 Annual Meeting of Shareholders. There were 10,800,129 votes cast in favor of the election of Mr. Emmi and 192,986 votes withheld from his election, and there were 10,802,285 votes cast in favor of the election of Mr. Freedman and 190,830 votes withheld from his election. There were no abstentions and no broker non-votes.


Item 6(b).  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended March 31, 1996.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                          (Registrant)


     Date: 05/14/96         /s/
                           ________________________________
                           Eric Haskell
                           Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer