Form 10-Q
period 1996-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1996-08-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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

14,070,945 Common shares, $.01 par value, as of August 8, 1996




               Page 1 of 16 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 1996 and September 30, 1995

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 1996 and 1995

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30,     September 30,
                                                 1996            1995
                                              (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and marketable securities            $  1,937,000   $ 15,312,000
   Receivables, including $55,984,000
      and $46,746,000 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $1,249,000 and $1,003,000             85,078,000     70,270,000
   Prepaid expenses and other receivables      12,856,000      9,994,000
                                             ------------   ------------
              TOTAL CURRENT ASSETS             99,871,000     95,576,000

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                    33,855,000     30,135,000

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization             10,108,000      5,532,000

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                 8,969,000      8,754,000

OTHER ASSETS AND DEFERRED CHARGES              10,025,000     10,986,000
                                             ------------   ------------
TOTAL ASSETS                                 $162,828,000   $150,983,000
                                             ============   ============

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                June 30,     September 30,
                                                 1996            1995
                                              (UNAUDITED)       (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                          $  5,841,000   $  5,234,000
   Current portion of long-term debt           10,700,000        100,000
   Income taxes payable                           419,000        167,000
   Accrued expenses                            15,036,000     12,065,000
   Deferred revenue                             4,793,000     14,455,000
                                             ------------   ------------
              TOTAL CURRENT LIABILITIES        36,789,000     32,021,000

LONG-TERM DEBT, less current portion           31,690,000     31,790,000
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                        2,447,000      1,607,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 24,000,000 shares, issued
      15,217,386 and 15,159,804 shares            152,000        152,000
   Capital in excess of par value              58,810,000     58,414,000
   Retained earnings                           36,509,000     30,568,000
                                             ------------   ------------
                                               95,471,000     89,134,000
Less
   Held in treasury, 1,150,941 common
      shares--at cost                          (2,959,000)    (2,959,000)
   Notes receivable from stockholders            (610,000)      (610,000)
                                             ------------   ------------
                                               91,902,000     85,565,000
                                             ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $162,828,000   $150,983,000
                                             ============   ============


Note: The condensed consolidated balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              For the Three Months Ended
                                                       June 30,
                                                  1996           1995

Revenues:
 OnSite services                              $22,068,000    $17,115,000
 Software sales and services                   23,463,000     20,240,000
 Maintenance and enhancements                  10,545,000      9,067,000
 Interest and other revenue                       240,000        283,000
                                              -----------    -----------
                                               56,316,000     46,705,000

Expenses:
 Cost of OnSite services                       17,978,000     13,293,000
 Cost of software sales and services
    and maintenance and enhancements           19,435,000     15,910,000
 Selling, general and administrative           13,157,000     10,496,000
 Charge for purchased research & development            0      8,700,000
 Interest expense                                 637,000        494,000
                                              -----------    -----------
                                               51,207,000     48,893,000

Income (loss) before income taxes               5,109,000     (2,188,000)

Provision for income taxes                      2,197,000      2,475,000
                                              -----------    -----------

Net Income (Loss)                             $ 2,912,000    $(4,663,000)
                                              ===========    ===========

Per common share:
Net income (loss)
   Primary                                         $ 0.19         $(0.35)
   Fully diluted                                   $ 0.19         $(0.35)
Common shares and equivalents outstanding
   Primary                                     15,044,948     13,208,168
   Fully diluted                               17,129,948     13,208,168





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               For the Nine Months Ended
                                                        June 30,
                                                  1996           1995

Revenues:
 OnSite services                             $ 62,079,000   $ 49,846,000
 Software sales and services                   63,299,000     51,542,000
 Maintenance and enhancements                  30,923,000     25,931,000
 Interest and other revenue                       590,000      1,776,000
                                             ------------   ------------
                                              156,891,000    129,095,000

Expenses:
 Cost of OnSite services                       49,556,000     38,803,000
 Cost of software sales and services
    and maintenance and enhancements           55,433,000     41,642,000
 Selling, general and administrative           39,830,000     30,544,000
 Charge for purchased research & development            0      8,700,000
 Interest expense                               1,724,000      1,800,000
                                             ------------   ------------
                                              146,543,000    121,489,000

Income before income taxes                     10,348,000      7,606,000

Provision for income taxes                      4,407,000      6,049,000
                                             ------------   -------------

Net Income                                   $  5,941,000   $  1,557,000
                                             ============   ============

Per common share:
Net income
   Primary                                         $ 0.39         $ 0.11
   Fully diluted                                   $ 0.39         $ 0.11
Common shares and equivalents outstanding
   Primary                                     15,095,911     13,623,718
   Fully diluted                               15,095,911     13,705,358





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               For the Nine Months Ended
                                                        June 30,
                                                  1996           1995

OPERATING ACTIVITIES
Net income                                   $  5,941,000   $  1,557,000
Adjustments to reconcile net income to
   net cash (used in) operating activities:
   Charge for purchased research
      & development                                     0      8,700,000
   Depreciation and amortization                7,701,000      6,661,000
   Changes in operating assets and
      liabilities:
      (Increase) in receivables               (15,611,000)   (12,668,000)
      (Increase) in other current assets       (2,862,000)    (2,548,000)
      Increase (decrease) in other accrued
         expenses and liabilities               2,971,000       (286,000)
      (Decrease) in deferred revenue           (9,084,000)    (3,491,000)
      Other, net                                  422,000         40,000
                                             -------------  -------------
NET CASH (USED IN) OPERATING ACTIVITIES       (10,522,000)    (2,035,000)

INVESTING ACTIVITIES
Purchase of property and equipment             (7,455,000)    (7,583,000)
Capitalized computer software costs            (5,408,000)    (2,101,000)
Proceeds from sale or maturity of
   investments available for sale              13,504,000     14,769,000
Purchase of investments available for sale              0     (2,228,000)
Purchase of subsidiary assets, net of
   cash acquired                                 (657,000)      (892,000)
                                             -------------  -------------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                              (16,000)     1,965,000

FINANCING ACTIVITIES
Principal payments on short-term debt          (1,600,000)      (270,000)
Proceeds from revolving line of credit         12,100,000              0
Proceeds from exercise of stock options           373,000      1,566,000
                                             -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      10,873,000      1,296,000

INCREASE IN CASH & CASH EQUIVALENTS               335,000      1,226,000
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD     1,602,000      7,685,000
                                             -------------  -------------
CASH & CASH EQUIVALENTS-END OF PERIOD        $  1,937,000   $  8,911,000
                                             =============  =============

SUPPLEMENTAL INFORMATION
Noncash investing and financing activities:
Conversion of subordinated debentures                          3,000,000
Purchase of subsidiaries--non-cash portion                    12,352,000
                                                            =============

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1996

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals except as described in Management's Discussion and Analysis) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with current year format.


NOTE B--CASH AND SHORT-TERM INVESTMENTS

                                          June 30,       September 30,
                                            1996              1995
Cash and cash equivalents                $1,937,000       $ 1,602,000
Marketable securities, plus accrued
   interest of $230,000                           0        13,710,000
                                         ----------       -----------
Cash and marketable securities           $1,937,000       $15,312,000
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


NOTE C--EARNINGS PER COMMON SHARE

Primary income per share is computed based on the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus to the extent dilutive, the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures. Net income used in the calculation of fully diluted income per share is adjusted for interest expense (net of tax) on the convertible subordinated debentures.
The fully diluted income per share calculation for the nine-month period ending June 30, 1996 did not include the anti-dilutive effect of the convertible subordinated debentures.


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

The effect of this change in functional currency and the resulting translation adjustment are immaterial to the equity of the Company at June 30, 1996 and to the results of operations for the three and nine-month periods then ended.


NOTE E--OTHER

Product development expenses (which are included in cost of software sales and services and maintenance and enhancements) not capitalized aggregated $9,677,000 and $7,124,000 in the nine-month periods ending June 30, 1996 and 1995, respectively.

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

                                % of Total Revenues        % Change from
                                                             Prior Year
                                Three Mos.   Nine Mos.  Three Mos.  Nine Mos.
                                  Ended        Ended      Ended      Ended
                                 June 30,     June 30,   June 30    June 30
                                1996  1995   1996  1995

Revenues:
OnSite services                  39%   37%    40%   39%      29%       25%
Software sales and services      42%   43%    40%   40%      16%       23%
Maintenance and enhancements     19%   19%    20%   20%      16%       19%
Interest and other revenue        0%    1%     0%    1%     (15)%     (67)%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      21%       22%

Expenses:
Cost of services, sales and
   maintenance and enhancements  67%   63%    67%   62%       28%      31%
Selling, general and
   administrative                23%   22%    25%   24%       25%      30%
Charge for purchased research
   & development                  0%   19%     0%    7%       --       --
Interest expense                  1%    1%     1%    1%      (29)%     (4)%
Income before income taxes        9%   --      7%    6%     (334)%    (36)%




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

                                       Three Months      Nine Months
                                          Ended             Ended
                                         June 30,          June 30,
                                       1996   1995       1996   1995
Gross Profit
   OnSite services                      19%    22%        20%    22%
   Software sales and services and
      maintenance and enhancements      43%    46%        41%    46%
                                        ---    ---        ---    ---
   Total                                33%    37%        33%    37%





Revenues
The 29% and 25% increases in OnSite services revenues in the third quarter and first nine months of fiscal year 1996 are primarily the result of two new contracts: a five-year agreement with Continental Cablevision, Inc., which commenced in January 1995, and an agreement with the City of Indianapolis/Marion County, which commenced in December 1995. The agreement with the City of Indianapolis could result in annual revenues of up to $11.5 million for up to seven years from the start of the contract. The City has the option to cancel the agreement after three years from the start of the contract, provided the Company is given six months notice and a termination fee.

The 16% increase in software sales and services revenues in the third quarter of fiscal year 1996 is attributable to several factors. BANNER services to the higher education market increased during the three month period compared with the prior year period. BANNER licenses in the utility and local government markets also increased compared to the prior year three-month period. The utility market increase is predominately the result of one large BANNER Customer Information System (CIS) license agreement signed in the third quarter. Software sales and services revenue increases are also the result of licenses of ADAGE Enterprise Resource Planning (ERP) software. ADAGE is developed by the manufacturing and distribution business of SCT which was acquired in June 1995. These increases were off-set by decreases, compared to the prior year period, in software licenses in the higher education market.

The 23% increase in software sales and services revenues in the first nine months of fiscal year 1996 is the result of licenses of ADAGE ERP software, increases in BANNER services to the higher education market, and the growth of systems integration services provided to the international utilities market. These increases were off-set by decreases, compared to the prior year periods, in software licenses in the higher education and utility markets.

The 16% and 19% increase in maintenance and enhancements revenues in the third quarter and first nine months of fiscal year 1996 is the result of continued high annual renewal rates and the growing installed base of clients primarily in the higher education market.

The decrease in interest and other revenue in the three and nine-month periods ending June 30, 1996 is primarily attributable to a decreased short-term investment portfolio.


Gross Profit
Gross profit decreased as a percentage of total revenue (excluding interest and other revenue) from 37% to 33% for the third quarter and first nine months of fiscal year 1996. The decreases were the result of several factors in both the OnSite services and software sales and services businesses. The decreased gross profit in OnSite services is the result of lower margins on new contract signings compared with older contracts. The decreases in the software sales and services businesses were the result of changes in revenue mix and increased expenditures in the utility and manufacturing and distribution businesses. Lower margin software services delivered to the international utilities market increased relative to higher margin license fees during the nine month period ending June 30, 1996 compared to the prior year period. The Company is increasing its focus on software services, including software installation and systems integration services, in each of its markets, which may result in a decreased profit margin compared with a revenue mix with a higher percentage of license fees. The cost of software sales and services also increased as a result of the Company's increased expenditures in the utility business, a $1,250,000 contract loss provision described below, and the costs associated with the manufacturing and distribution business acquired in June 1995. It is anticipated that costs in the manufacturing and distribution business will increase in the fourth quarter of fiscal 1996 compared with the prior year period as the result of growth in the business and the need for increased employees to support current and future software implementations.


Contract Loss Provision
In the quarter ended March 31, 1996, the Company recorded a contract loss provision of $1,250,000 to reflect the cost of satisfying certain obligations relating to the CIS product for U.S. utilities which is being installed in a number of utilities. The aforementioned charge is principally for one U.S. client to cover the estimated cost of remaining obligations above unrecognized revenue.


Income Taxes
The provision for income taxes for the first nine months of 1996 reflects the impact of excluding the research and development tax credit which expired June 30, 1995 and has not yet been reenacted.


Selling, General and Administrative Expenses
Selling, general and administrative expenses increased during the three and nine-month periods ending June 30, 1996 compared with the prior year periods as result of several factors. The largest increase in selling, general and administrative costs over prior year periods is the result of the Company's acquisition of Adage in June 1995 and the subsequent growth of the manufacturing and distribution business. Smaller increases are the result of increased sales and marketing costs in the higher education software and OnSite services businesses.


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



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $1.9 million and $15.3 million at June 30, 1996 and September 30, 1995, respectively. The short-term investment portfolio is classified as available-for-sale.

Cash used in operating activities was $10.5 million at June 30, 1996 compared to $2.0 million at June 30, 1995. The increase in cash used reflects the decrease in income before the charge for purchased research and development for the nine month period ending June 30, 1996 compared with the prior year nine-month period, as well as decreases in deferred revenue and increases in accounts receivable at June 30, 1996.

During the first nine months of 1996 the increase in accounts receivable is due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses. The decrease in deferred revenue at June 30, 1996 compared with September 30, 1995 is the result of annual scheduled billings on software maintenance contracts and an OnSite services contract in the fourth fiscal quarter of the year, which increase deferred revenue in the fourth fiscal quarter. The deferred revenue balance at June 30, 1995 reflects a pre-payment of approximately $5 million that was received in the third quarter of fiscal 1995.

Cash used in investing activities was $16,000 during the nine months ended June 30, 1996 compared to cash provided by investing activities of $2.0 million during the nine months ended June 30, 1995. The use of cash during the nine months ended June 30, 1996 increased primarily as a result of increases in new product development. Capital expenditures during the 1996 period included investment in the new manufacturing and distribution business infrastructure and new facility improvement. Cash was primarily provided by the proceeds from sales and maturities of investments of $13.5 million and $14.8 million at June 30, 1996 and 1995, respectively.

In June 1996 the Company released ADAGE 2.3 which has been under development since September 1995. ADAGE is a fully graphical ERP solution with a special emphasis on the process manufacturing and distribution industries. The software employs a business process-based approach that focuses on configuring objects and business rules as process flows to support key business processes across the supply chain.

Financing activities provided cash of $10.9 million and $1.3 million at June 30, 1996 and 1995, respectively. The increase during fiscal year 1996 reflects use of the Company's senior revolving credit facility.

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

The Company has a $20 million senior revolving credit facility, available for general corporate purposes which expires in June 1998 with optional annual extensions. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends. At June 30, 1996 $10.6 million was outstanding. The Company expects to repay these amounts over the next three months using cash provided by operations.

The Company believes that its cash provided by continuing operations and borrowing arrangements should satisfy its needs for the foreseeable future.


Foreign Operations
On October 1, 1995, the Company changed the functional currency of its foreign subsidiary, SCT International Limited, from the U.S. dollar to the local currency, the Pound Sterling. The net assets of SCT International Limited are approximately $10.9 at June 30, 1996. The Company does not believe its foreign currency exposure is significant and analyzes the desirability to hedge the exposure on an ongoing basis.


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


Miscellaneous
The matters discussed in this Management's Discussion and Analysis that are forward looking statements are based on current management expectations that involve risks and uncertainties which could cause actual results to differ materially from those anticipated. Potential risks and uncertainties that could affect the Company's future operating results include without limitation the effect of publicity on demand for the Company's products and services, general economic conditions, continued market acceptance of the Company's products and services, the timing of the receipt of software licenses, the timing of services contracts and renewals, the timing and complexity of large transactions, continued competitive and pricing pressures in the marketplace, the Company's ability to develop and market new and updated products and enhancements cost effectively and on a timely basis, and the Company's ability to complete fixed price contracts profitably. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict.

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



Item 6(b).  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended June 30, 1996.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                          (Registrant)


     Date: 08/14/96          /s/
                           ________________________________



                          Eric Haskell
                           Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer