Form 10-K
period 1996-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1996-12-23
CIK 707606

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 1996     Commission File No. 0-11521

                  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                            23-1701520
        (State or other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization)

                             4 Country View Road
                         Malvern, Pennsylvania  19355
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (610) 647-5930

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

                                               Yes  X       No
                                                  -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                       $227,594,109 at December 19, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                    14,120,787 shares at December 19, 1996

                     DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 28, 1997 is incorporated by reference to the extent provided in Part III, Items 10-13.





                              TABLE OF CONTENTS

                                                                    Page
Item Number and Caption                                            Number

PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure


PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions


PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K





PART I

ITEM 1.   BUSINESS.

     Systems & Computer Technology Corporation ("SCT" or the "Company"), incorporated in Delaware in 1968, provides information technology services and administrative application software in the higher education, local government, utilities, and manufacturing/distribution markets.

     The Company's software and services allow clients to improve the quality and reliability of support services and reduce or contain costs. The Company focuses on specific vertical markets enabling it to understand more fully client requirements and to provide solutions which directly address their needs. In addition, by providing both information technology services and administrative application software, the Company makes available to its clients the technology and the management tools necessary to manage information resources efficiently and cost-effectively.

     BANNER(R) and SCT(R) are registered trademarks of the Company and BANNERQuest(TM), BANNER2000(TM), BANNER Object: Access(TM), IA-Plus(TM) and ADAGE(TM) are trademarks of the Company. All other trade names referenced herein are the service marks, trademarks or registered trademarks of their respective companies or organizations.

Markets

     In fiscal year 1996, approximately 52% of the Company's revenues was derived from the higher education market, approximately 25% was derived from the local government market, approximately 18% was derived from the utility market, and approximately 5% was derived from the manufacturing/distribution market. The Company's foreign operations represented approximately 8% of the Company's fiscal year 1996 revenues.

Higher Education

     The Company provides information technology services and application software to higher education institutions. SCT has extensive functional and technical expertise in the information technology needs of the higher education market and regularly develops new products to serve this marketplace.

     There are approximately 2,200 U.S. institutions of higher education with enrollments greater than 2,000 students. These institutions, of which approximately 1,400 are public and 800 are private, represent the Company's primary educational target market. Many of these targeted customers are currently using computer systems which are likely prospects for replacement, as they are less cost effective and require a higher level of maintenance than systems that the Company provides. The Company also targets institutions of this nature in Canada, Mexico, Australia and other areas of the world. The Company serves this market with a comprehensive set of its BANNER and IA-Plus application software products and SCT's OnSite services. Approximately 500 of these institutions are potential candidates for SCT's OnSite services.

Local Government

     The information technology services and application software markets for local government jurisdictions are highly fragmented, with many competitors, including in-house computing departments of local governments, custom software programmers and packaged application software companies. Local governments, which are conservative in their decisions regarding capital expenditures and long-term contracts, are influenced by the acceptance by other local governments of a particular company's product or service. The Company serves its target market - approximately 1,000 local government entities - with a comprehensive set of its BANNER application software products and SCT's OnSite services.

Utilities

     The Company provides administrative application software, and services to the utility market. SCT's target market includes approximately 1,000 water, gas and electric utilities. Many of these target customers currently use custom-designed or internally-developed software running on proprietary systems which are likely prospects for replacement.

Manufacturing/Distribution

     The Company entered the Enterprise Resource Planning ("ERP") market through its June 1995 acquisition of Adage Systems International, Inc. The Company serves this market, which has proved to be receptive to client/server technology, with its newly developed ADAGE product. This market essentially consists of two components: discrete (such as metals, industrial equipment, electronics, automotive, defense, aerospace) and process (such as chemicals, food and beverage, petroleum, pharmaceutical, pulp and paper). SCT targets the approximately 8,400 businesses in the process manufacturing and distribution industries with over $100 million in annual revenues.

Services and Products

     The Company's revenues are derived from several sources: OnSite services, software licenses, software services, and maintenance and enhancements.

OnSite Services

     SCT provides OnSite services, a variety of information technology services designed to assume total or partial control and responsibility of its clients' information resources, generally on a long-term basis. SCT provides management, staffing and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of its client's activities. SCT personnel located at a client's site become an integral part of the client's operations, working with managers and users at all levels as a focal point for information systems activity. SCT site personnel also draw upon SCT's staff of specialists to address special issues and projects. SCT can manage, staff and support most aspects of a client's information systems and operations, including data center management and operations, disaster recovery, short-term and long-range planning, user liaison and functional consulting, technical support services, application and systems software support, office automation, microcomputer maintenance, systems integration, and telecommunications services and network integration.

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

Software Licenses

     The Company develops and licenses standardized administrative application software designed to serve the specialized needs of its higher education, local government, utility, and manufacturing/distribution markets.

     BANNER. BANNER is a comprehensive series of administrative software systems, combining object-based approaches, rule-based architecture, hardware flexibility, fourth generation language and ORACLE, the relational database management system of Oracle Corporation. BANNER operates on a variety of hardware platforms and supports true client/server computing on PCs and Macintoshes and also supports host terminals simultaneously. Rule-based architecture permits clients to adapt the software more easily to their particular business requirements with less programming modifications.

     The Company offers a multitude of BANNER systems to the higher education market, including Student, Financial Aid, Finance, Human Resources, Alumni/Development and Strategic Enrollment Management systems, EDI.Smart electronic imaging and document management/delivery software, and information access solutions such as voice response, kiosk gateway, and BANNERQuest. In fiscal 1996 SCT introduced BANNER Web for Students, which enables students to access and update as appropriate their personal information through a familiar medium, the World Wide Web. Students can check the availability of courses, build a schedule and register on line; apply for financial aid; apply for admissions, and determine admission status. Information about their grades, schedules and transcripts is available and they can query the system about their account balances and addresses. In fiscal 1996 SCT also introduced BANNER Object: Access. Coupled with application-independent business logic, object-based approaches underlie BANNER Object: Access, which groups ODBC-compliant information into functional categories to make reporting and other access, regardless of presentation service or access strategy, fast and consistent.

     The Company offers a multitude of BANNER systems to the government market, including Finance, Human Resources, Courts Case Management, Real Property Tax, Personal Property Tax, Occupational Tax & License, Records Indexing and Cash Receipts systems, and information access solutions such as BANNER Object: Access and BANNERQuest. In fiscal 1996 SCT began delivering remote access capability for its BANNER Records Indexing system, allowing remote access functionality through the World Wide Web so that pre-approved title companies, attorneys and others can perform title searches from a convenient location. BANNER systems which the Company offers to the utility market include Customer Information, Finance, Human Resources, Electronic Work Queue, Customer Contact and Inventory Management, Procurement, and Fuels Management systems.

     The Company currently has an agreement with Oracle Corporation allowing the Company to sublicense a limited use ORACLE system, which enables a client to use ORACLE with BANNER at a significantly lower cost than a full-use ORACLE license. The agreement expires in February 1999. The Company's results of operations would be adversely affected if ORACLE's market acceptance declined or its customer base eroded.

     IA-Plus. Like BANNER, IA-Plus is a comprehensive series of application software systems designed to meet the administrative computing needs of the higher education market. The IA-Plus systems operate on large-scale IBM and DEC computers using proprietary operating systems and were modified in fiscal 1996 to operate as well on downsized versions of this type of equipment, such as the IBM RS 6000 and DEC AXP platforms.

     The IA-Plus Series of application software consists of five administrative application software systems geared for the higher education market. The voice response and kiosk gateway information access solutions are also available with IA-Plus. On the IBM mainframe platform, IA-Plus can utilize DB2 and DB2/6000, IBM's relational database software products. During fiscal 1996, the Company introduced a graphical user interface to IA-Plus using Powerbuilder (VISAGE: Plus), and World Wide Web access for IA-Plus.

     ADAGE. ADAGE is a newly developed object-based, graphical Enterprise Resource Planning ("ERP") system which combines multi-site functionality with client/server technology. The ADAGE product employs a business process-based approach that focuses on configuring objects and business rules as process flows - rather than traditional software menus - to support key business processes across the supply chains. ADAGE is designed to enable large multi-site manufacturers to integrate critical business functions across business units, providing greater visibility and control over operations as well as enhanced planning and decision support. The flexibility of the system is achieved through the use of state-of-the-art tools that enable the user to build job-specific workflows which can include desktop integration and other productivity enhancing features that enable a user to manage its business more proactively. ADAGE supports multiple relational databases and the UNIX and Windows NT operating systems.

Software Services

     The Company provides support services to its licensees, including implementation, modification, user training, and consulting services. When obtaining a license to use SCT's application software, clients typically purchase specified initial services, such as installation, training and other client support activities. The Company also provides systems integration services in connection with the implementation of the Company's application software to large utilities. These services provide clients with the opportunity to unite diverse technical components to more effectively and efficiently solve their business problems through the application of technology, customized software development and networks.

     Contracts for software services may be either on a fixed price or time and materials basis. Fixed price contracts require the Company to perform specified services for a fixed payment. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform a software services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in an extreme case, the Company could suffer a loss.

Maintenance and Enhancements

     In addition to a license of the Company's application software, clients typically enter into a maintenance agreement with the Company, usually for terms ranging from one to seven years, which entitles the client to service and support, regulatory updates and functional and technical enhancements. The annual maintenance fee generally ranges from 12% to 15% of the license fee, and generally increases each year by a specified percentage.

Product Development

     SCT devotes substantial resources to product development in order to address evolving client's needs and provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, systems software, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 1994, 1995 and 1996 were approximately $8.8 million, $12.9 million, and $21.2 million, respectively. After capitalization approximately $7.4 million, $9.5 million, and $14.8 million, respectively, of these amounts were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs amounted to approximately $889,000, $871,000, and $1,458,000, respectively.

     SCT recently established the SCT Object Technology Center (the "OTC") to focus on the development of innovative approaches to delivering high quality products that require less end user training and reduce development and maintenance costs. In addition to research and development efforts focused on technical innovation, the OTC intends to evaluate solutions that consider "best practices" for the markets served by the Company. Through the OTC, SCT intends to continue to investigate and deploy object methodology, standards and tools and to monitor software industry standards in order to refine Company solution architectures.

     Several divisions of the Company have already developed and introduced object-oriented technologies. Object technology and object based approaches have enabled SCT to configure the ADAGE product around the core business processes of key vertical industries. BANNER Object: Access allows standardized business logic for administrative applications in the higher education and government markets, is the technology basis for SCT's BANNER Web products and the Strategic Enrollment Management product, and is expected to be used more extensively in BANNER2000. The BANNER Records Indexing product uses object technology to allow remote access functionality through the World Wide Web so that pre-approved title companies, attorneys and others can perform title searches from a convenient location.

     SCT currently has several projects in the development stage. BANNER2000 will be designed as a net-centric, object-based, client/server, enterprise wide solution for institutions of higher education using business processes and workflow and an enhanced graphical presentation service. BANNER2000 will incorporate object based approaches for Web-enabled processes, enabling institutions to decentralize updating and inquiry yet maintain centralized control of information and access. Banner2000 will support a full range of higher education business processes, such as Forecast to Enroll through Matriculate to Educate, Plan to Fund and Manage the Enterprise. Using SCT's Banner Object: Access, Banner2000 will use the concepts of reusability so that development time and maintenance costs are reduced while consistency, quality and flexibility are increased, resulting in a lower cost of ownership for SCT clients. The Company expects to deliver the initial release of BANNER2000 in late fiscal 1997.

     BANNER Web for Faculty & Advisors, BANNER Web for Employees, IA Plus Web for Faculty & Advisors and IA Plus Web for Employees are all expected to be released during fiscal 1997, complementing the BANNER Web for Students and IA Plus Web for Students products released during fiscal 1996. Using a Web browser on a desktop computer for an internet, intranet, or extranet application, colleges and universities can give secure information access to their constituents -- students, faculty, and staff. Faculty can manage course information and advise students, easing the burden on the registrar's office. Applicants can post for positions and employees can view career and pay history, enroll in benefits and update personal data without making demands on staff for routine inquiries.

     The Company is also investing in the development of a commercial distance learning product to address the administrative aspects of education in the non-traditional classroom.

     For the manufacturing/distribution market, the Company is developing enhancements to its existing ADAGE software. For the government market, the Company is developing extensions to the Courts Case Management System. Currently under development for the utilities market are new BANNER applications for Work Management and accrual-based Finance, as well as enhanced versions of the Inventory Management, Procurement and Fuels Management systems.

     The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

     The Company attracts clients primarily through the following means: its own sales force of approximately 77 direct salespersons and support staff, of which approximately 62 are engaged in selling software licenses and related services and approximately 15 are engaged in selling the Companys OnSite services; referrals from existing clients and others; and active participation in industry conferences, trade shows and seminars within its markets. In the higher education and manufacturing and distribution markets, the Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

     The sales cycle for the Company's software and services typically ranges from six to 24 months and involves product demonstrations and site visits. Contracts are often offered by means of a public bidding procedure, certain of which require the Company to appear at public hearings.

     Although the Company's divisions have separate sales organizations, each focuses on cross selling opportunities to market the products and services of the other. Each sales group is comprised of regional salespersons, industry specialists and corporate and client based technical specialists.

Competition

     In each of its markets, SCT has able competitors, which differ depending upon the characteristics of the customer including its size, geographic location, and computing environment. Many established competitors have greater marketing, technical and financial resources than the Company, and there can be no assurance that SCT will be able to continue to compete successfully with existing or new competitors.

     In the OnSite services business, the Company competes with several large providers of services, including International Business Machines Corporation ("IBM"), Electronic Data Systems Corporation ("EDS"), and Business Records Corporation. In the software services business, the Company competes with several large providers of systems integration services, including IBM, EDS, Andersen Consulting, and the Big Six accounting firms, as well as smaller providers of software consulting services. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation and price.

     In the application software business, the Company competes with other providers of packaged application software and companies offering to develop custom software. Competition also varies by vertical market. Within the higher education market, the Company's principal competitors are PeopleSoft, Inc. and Datatel. Other competitors include Oracle Corporation and Buzzeo, Inc. The local government and utility markets are highly fragmented and competition varies significantly within these markets depending upon the customers' computing platforms. Competitors in the local government market include PeopleSoft, Oracle, Bitech Software, Inc., KPMG, The Computer Center, Inc. and Ross Systems, Inc. in Finance and Human Resources, Aquidneck Management Associates, Inc. and Progressive Solutions, Inc. in Courts, Perceptics Corporation and Eagle Computer Systems, Inc. in Records Indexing, and Eagle and Cole Layer Trumble in Property Tax. Competitors in the utilities market include Severn Trent, ORCOM, IBM and Andersen Consulting. The manufacturing/distribution market is highly competitive and competitors include SAP, PeopleSoft, Baan, Datalogix International, Inc., Marcam Corp, Oracle, Systems Software Associates, Ross and qad Systems. Competitive factors in all the software markets served by the Company include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.

Backlog

     At September 30, 1996, the revenues expected to be received by SCT under OnSite services contracts, which are based on proposed budgeted amounts in those contracts, and under software license and services agreements, including systems integration, enhancements, maintenance, support services, and software implementation, modification and training, amount to approximately $413 million as compared to approximately $375 million at September 30, 1995 and extend through June 30, 2005. Of the $413 million, approximately $125 million is expected to be recognized in fiscal 1997. Approximately $271 million of the $413 million applies to OnSite services contracts. These figures include, in connection with OnSite services contracts, any guaranteed minimum price increases provided in the contracts.

     SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of educational institutions and government jurisdictions. Any such reductions could impact new contracts as well as existing contracts. Certain educational institutions and government jurisdictions cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 1996 includes approximately $160 million of OnSite services contracts with fiscal funding clauses.

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

Employees

     As of September 30, 1996, the Company employed approximately 2,200 employees, of which approximately 570 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 10 employees at one client site. The Company considers its relationship with its employees to be satisfactory.

     When the Company receives a new OnSite services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.

Executive Officers of SCT

     The Executive Officers of SCT are as follows:

                                             Position and Office
Name                         Age             Currently Held
----------------------     ------  ------------------------------------------
Michael J. Emmi              54    Chairman of the Board, President and
                                   Chief Executive Officer; Director

Michael D. Chamberlain       52    Senior Vice President; President, SCT
                                   Software Group; Director

Eric Haskell                 50    Senior Vice President, Finance and
                                   Administration, Treasurer, and Chief
                                   Financial Officer

Richard A. Blumenthal        48    Senior Vice President, General
                                   Counsel and Secretary

Susan R. Sheridan            43    Senior Vice President, Corporate
                                   Marketing and Organizational Strategy

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

     Susan R. Sheridan has served as Senior Vice President, Corporate
Marketing and Organizational Strategy since September 1996. Prior thereto, she served as Vice President, Human Resources and Organizational Strategy since May, 1994 and in various marketing positions in the Software and Technology Services Division, the Company's higher education software division, since May, 1984, including Vice President, Marketing for that division since July 1990.

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

     The Company owns and occupies an approximately 45,000 square-foot facility in Rochester, New York. The Company leases an approximately 28,600 square-foot facility in Lexington, Kentucky under a lease which expires on March 31, 1999. The Company owns an approximately 60,000 square-foot facility in Columbia, South Carolina, of which about 40,000 square feet is occupied and fitted. SCT leases sales offices in Irvine, California, San Diego, California, Reston, Virginia, and Dallas, Texas and also leases office space in Basingstoke, England and Manchester, England.

     SCT believes that its facilities are adequate for its present business needs.

ITEM 3.   LEGAL PROCEEDINGS.

     On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company, Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company, Michael D. Chamberlain, Senior Vice President and a director of the Company and Eric Haskell, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleges that the defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making misstatements and omissions regarding the Company's financial performance in the second half of fiscal year 1995. The class period alleged is from June 5, 1995 through October 2, 1995. The amended complaint seeks damages in unspecified amounts as well as equitable relief.

     In April 1996, the Companys Motion to Dismiss the Amended Complaint was granted in part and denied in part.

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


PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

SCT's Common Stock is traded on The Nasdaq Stock Market under the symbol "SCTC." The following table sets forth the high and low sale prices on The Nasdaq Stock Market for the specified quarter.

     Period
                                  Year ended September 30, 1996
                                         High            Low
                                  -----------------------------
     1st Quarter                           27         16 7/8
     2nd Quarter                       20 1/4         13 1/2
     3rd Quarter                       18 1/4         10 3/4
     4th Quarter                       15 3/4         11 1/2

                                  Year ended September 30, 1995
                                         High            Low
                                  -----------------------------
     1st Quarter                           21         16 3/4
     2nd Quarter                       21 1/4         15 7/8
     3rd Quarter                       21 5/8         15 3/4
     4th Quarter                       29 5/8         19 5/8

The approximate number of stockholders of record of SCT's Common Stock as of September 30, 1996 was 539.

SCT has not paid any dividends for more than the last three fiscal years. The Company's revolving credit agreement prohibits the Company from declaring or paying any dividends other than stock dividends.


ITEM 6.   SELECTED FINANCIAL DATA.

Selected Financial Data
(dollars in thousands, except per share amounts)

                                                               Year Ended September 30,
                                               --------------------------------------------------------
                                                 1996        1995*      1994**       1993        1992*
                                               --------------------------------------------------------
Revenues                                       $215,258    $176,148    $148,214    $120,168     $90,883
Income (Loss) Before Income Taxes
  and Extraordinary Credit                       16,003      10,316      17,794      11,223      (1,647)
                                               --------------------------------------------------------
Provision for Income Taxes                        6,884       7,258       6,148       4,511         803
                                               --------------------------------------------------------
Income (Loss) Before Extraordinary Credit         9,119       3,058      11,646       6,712      (2,450)
                                               --------------------------------------------------------
Extraordinary Credit:  Net Operating
  Loss Carryforwards                                 --          --          --       2,901         180
                                               --------------------------------------------------------
Net Income (Loss)                                 9,119       3,058      11,646       9,613      (2,270)
                                               --------------------------------------------------------
Primary Income (Loss) per Share
  Before Extraordinary Credit                      0.62        0.22        0.86        0.53       (0.21)
                                               --------------------------------------------------------
Fully Diluted Income per Share
  Before Extraordinary Credit                      0.61        0.21        0.83        0.51          --
                                               --------------------------------------------------------
Primary Net Income (Loss) per Share                0.62        0.22        0.86        0.75       (0.19)
                                               --------------------------------------------------------
Fully Diluted Net Income per Share                 0.61        0.21        0.83        0.74          --
                                               --------------------------------------------------------
Primary Average Equivalent Shares Outstanding    14,696      14,030      13,517      12,780      11,848
                                               --------------------------------------------------------
Fully Diluted Average Equivalent Shares
  Outstanding                                    16,781      14,399      15,818      13,196          --
                                               --------------------------------------------------------
Working Capital                                  67,389      63,555      59,239      50,432      20,159
                                               --------------------------------------------------------
Total Assets                                    163,259     150,983     128,809     110,082      72,487
                                               --------------------------------------------------------
Long-Term Debt                                   31,590      31,790      34,500      34,500      12,610
                                               --------------------------------------------------------
Stockholders' Equity                             96,796      85,565      65,481      51,282      40,674
                                               --------------------------------------------------------

*Includes charges of $8,700 and $7,693 for purchased research and development in the years ended
 September 30, 1995 and 1992, respectively.
 Results without the charge for purchased research and development would have been:

                                                  1995        1992
                                                -------------------
    Income before extraordinary credit          $11,758      $3,628
    Fully diluted income per share
      before extraordinary credit                 $0.80       $0.29

**Effective October 1, 1993, the Company adopted FAS 109,"Accounting for Income Taxes," with an immaterial cumulative effect.
  Prior to 1994, the benefits of net operating loss and tax credit carryforwards were classified as extraordinary credits.



ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management's Discussion and Analysis

     The purpose of this section is to give interpretive guidance to the reader of the financial statements. For specific policies and breakdowns, refer to the consolidated financial statements and disclosures.

Overview

     Systems & Computer Technology Corporation (the Company) provides administrative client/server application software and computing management services. The Company's client/server software applications enable higher education institutions, local government jurisdictions, public and private utilities, and manufacturing and distribution enterprises to better manage their administrative functions such as student registration, accounting and finance, customer services, and production scheduling. Maintenance and enhancement contracts allow customers access to customer support services and user group meetings as well as software enhancements. Services revenues are derived from a variety of professional support services, which include systems implementation and support, consulting and education services, and information systems planning and integration. Strategic acquisitions in recent years have added to the Company's revenues and growth opportunities.

Results of Operations

     The following table sets forth: (a) income statement items as a percentage of total revenues and (b) for revenues, the percentage change for each item from the prior year.

                           % of Total Revenues         % Change from
                                                          Prior Year
                                     Year Ended September 30,
                          -------------------------------------------
                          1996      1995      1994      1996      1995
                          -------------------------------------------
Revenues:
OnSite services            39%       38%       43%       26%        5%
Software sales             22%       23%       24%       16%       17%
Maintenance and
  enhancements             20%       20%       20%       20%       16%
Software services          19%       18%       12%       31%       74%
Interest and other
  revenue                   0%        1%        1%      (67)%      67%
Total                     100%      100%      100%       22%       19%

Expenses:
Cost of services, sales,
  and maintenance
  and enhancements         67%       63%       62%
Selling, general and
  administrative           25%       25%       24%
Charge for purchased
  research and
  development               0%        5%        0%
Interest expense            1%        2%        2%
Income before
  income taxes              7%        6%       12%
                          -------------------------------------------

     The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category and the total gross profit as a percentage of total revenue (excluding interest and other revenue). The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software sales.

                          Year Ended September 30,
                          ------------------------
                          1996      1995      1994
                          ------------------------
Gross Profit:
OnSite services            19%       22%       22%
Software sales and
  maintenance and
  enhancements             57%       56%       58%
Software services          12%       19%       20%
                          ------------------------
Total                      33%       36%       38%
                          ------------------------

     Revenues: Growth in OnSite services revenues is impacted by large contract signings. The 26% and 5% increases in OnSite services revenues in the years ended September 30, 1996 and 1995, respectively, are the result of several new agreements, including a five-year agreement with Continental Cablevision, Inc., which commenced in January 1995 and was expanded with contract add-ons, and an agreement with the City of Indianapolis/Marion County, which commenced in December 1995. The agreement with the City of Indianapolis (the City) will provide annual revenues of up to $11.5 million for up to seven years from the start of the contract. The City has the option to cancel the agreement after three years from the start of the contract. In the event of such a contract cancellation, the City will be obligated to pay a termination fee such that the Company will incur no loss. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 1996, 1995, and 1994, were 88%, 97%, and 89%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during that period which have expiration dates in a later period.

     Software sales increased 16% in fiscal year 1996 compared with fiscal year 1995 due primarily to increased licenses of ADAGE Enterprise Resource Planning (ERP) software. ADAGE is developed by the manufacturing and distribution business of SCT. Additionally, licenses of BANNER to the utilities and local government markets increased in fiscal year 1996 compared with the prior year. The 17% increase in software sales in fiscal year 1995 is attributable to increases in licenses of BANNER to the global higher education and utilities markets.

     The 20% and 16% increases in maintenance and enhancements revenues in fiscal years 1996 and 1995 are the result of continued high annual renewal rates and the growing installed base of clients, primarily in the higher education market.

     Software services revenue has increased 31% in fiscal year 1996 compared with fiscal year 1995 primarily as the result of increases in BANNER implementation and support services to the higher education market and implementations of the ADAGE ERP software. Also adding to the increase in software services revenue is the continued growth of systems integration services provided to the international utilities market. The 74% increase in software services revenue in fiscal year 1995 compared with the prior period is due primarily to growth of systems integration services provided to the international utilities market.

     Gross Profit: Gross profit decreased as a percentage of total revenue (excluding interest and other revenue) from 36% to 33% for fiscal year 1996. The decreased gross profit in OnSite services is the result of lower margins on new contract signings compared with older contracts. The decreases in software services gross profit were primarily the result of the increased cost of services required to satisfy certain contract obligations relating to the BANNER Customer Information System (CIS) product in the utility business, as well as increased expenditures associated with the manufacturing and distribution business acquired in June 1995. The Company is increasing its focus on software services, including software installation and systems integration services in each of its markets, which have historically resulted in a decreased profit margin when compared to a revenue mix with a higher percentage of license fees.

     The decrease in total gross profit as a percentage of total revenue (excluding interest and other revenue) from 38% in fiscal year 1994 to 36% in fiscal year 1995 resulted from a change in revenue mix. The percentage of software services revenues to the international utilities market increased relative to license fees during the period.

     The decrease in interest and other revenue in fiscal year 1996 is primarily attributable to a decreased short-term investment portfolio compared with the prior year.

     Contract Loss Provision: In the quarter ended March 31, 1996, the Company recorded a contract loss provision of $1.2 million to reflect the cost of satisfying certain obligations relating to the BANNER Customer Information System product for U.S. utilities. The aforementioned charge was principally for one U.S. client to cover the estimated cost of remaining obligations in excess of unrecognized revenue. As of September 30, 1996, $400,000 of the reserve is remaining. Management believes that this reserve is adequate to cover remaining obligations.

     Adage Acquisition: In June 1995, the Company acquired Adage Systems International, Inc. (Adage) for consideration of one million shares of common stock valued at approximately $10.9 million. Adage offered a newly developed enterprise resource planning system to multinational users in the manufacturing and distribution industries. In conjunction with the acquisition, the Company incurred a charge of $8.7 million for in-process research and development. Included in this amount were the fair values of Adage products under development that had not reached technological feasibility at the time of the acquisition. These products were incorporated into the June 1996 ADAGE 2.3 ERP software release which had been under development since September 1995. ADAGE is a graphical ERP solution with a special emphasis on the process manufacturing and distribution industries. The software employs a business-process-based approach that focuses on configuring objects and business rules as process flows to support key business processes across the supply chain.

     Income Taxes: The provision for income taxes for the year ended September 30, 1996 reflects valuation allowances provided with respect to tax loss carryforwards in various state and international jurisdictions and the relative impact of non-deductible expenses, offset by the impact of the reinstatement of the research and development tax credit which had expired June 30, 1995.

     The fiscal year 1995 provision for income taxes does not reflect the customary relationship between income and tax expense principally due to the write-off of purchased research and development, which is not deductible for tax purposes. The fiscal year 1995 effective tax rate would have been 38% without the write-off of purchased research and development. The rate was further affected by the expiration of the research and development tax credit as of June 30, 1995. The purchased research and development write-off had an impact on both the state effective tax rate and the relationship between income and the effect of the research and development tax credit.

     Foreign Operations: The functional currency is the local currency of the Company's operating foreign subsidiary. Foreign operations represented approximately 8% of the Company's consolidated 1996 revenue. The net assets of the international subsidiary are approximately $7.2 million at September 30, 1996. The Company does not believe its foreign currency exposure is significant and analyzes the desirability of hedging the exposure on an ongoing basis.

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

Liquidity, Capital Resources, and Financial Position

     The Company's cash and short-term investments balance was $12.3 million and $15.3 million at September 30, 1996 and 1995, respectively. The short-term investment portfolio is classified as available-for-sale.

     The available cash and short-term investments balances are derived from continuing operations. Cash provided by operating activities was $14.6 million for fiscal year 1996 compared with $2.1 million for fiscal year 1995. The increase in cash provided by operations reflects the increase in net income for fiscal year 1996 compared with the prior-year period. In addition, September 30, 1996 accounts receivable balances increased by a smaller percentage than prior year-to-year increases. This reflects the Company's increased attention to cash collections and improved payment terms. The increase in accounts receivable at September 30, 1996 is due to increases in revenues and the timing of billings on the Company's services contracts and software licenses.

      The Company provides OnSite services and software-related services, including systems implementation and integration services. Contract fees from OnSite services are typically based on multiyear contracts ranging from five to 10 years and provide a recurring revenue stream throughout the term of the contract. Software services contracts generally have shorter terms than OnSite services contracts, and billings are often milestone based. During the beginning of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As an OnSite services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a software services contract.

     The Company's working capital at September 30, 1996 was $67.4 million and was $63.6 million at September 30, 1995.

     Cash used in investing activities was $4.1 million for fiscal year 1996 compared with $9.9 million for fiscal year 1995. The $5.8 million reduction in the use of cash during fiscal year 1996 was primarily the result of decreases in capital expenditures on new business infrastructure and new facility improvements and a reduction of short-term investments in fiscal year 1996. The primary use of cash during the 1996 period was the capitalization of newly developed software, the majority of which related to ADAGE ERP software. In fiscal year 1997, the Company expects the software capitalization rate to return to a rate more consistent with prior year rates.

     The Company's financing activities during fiscal year 1996 consisted primarily of the borrowing and repayment of the Company's senior revolving credit facility.

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

     The Company has a $20 million senior revolving credit facility, available for general corporate purposes, which expires in June 1998 with optional annual extensions. At September 30, 1996, there were no borrowings outstanding. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends. See Note F to Consolidated Financial Statements.

     The Company believes that its cash and cash equivalents, cash provided by operations, and borrowing arrangements should satisfy its needs for the foreseeable future.

     Primary common shares and equivalents used in the income per share calculation increased as a result of employee stock option exercises during the years ending September 30, 1996 and 1995 and, for 1995, by shares issued for the Adage acquisition. Equivalent shares used in the fully diluted income per share calculation increased for 1996 primarily as a result of the inclusion of the increased number of shares that would be outstanding assuming the conversion of the 6 1/4% convertible subordinated debentures. Fully diluted equivalent shares decreased for the year ending September 30, 1995 versus 1994 as a result of the anti-dilutive effect of the aforementioned debentures for 1995.

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

     New Accounting Standards: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company will adopt FAS 121 in fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which the Company will adopt in fiscal year 1997. The statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company anticipates continuing to account for stock-based compensation under the provisions of APB 25, and, as a result, FAS 123 will not impact its operating results or financial position.

     Miscellaneous: The matters discussed herein and elsewhere that are forward-looking statements are based on current management expectations that involve risks and uncertainties which could cause actual results to differ materially from those anticipated. Potential risks and uncertainties that could affect the Company's future operating results include, without limitation, the effect of publicity on demand for the Company's products and services, general economic conditions, continued market acceptance of the Company's products and services, the timing of the receipt of software licenses, the timing of services contracts and renewals, the timing and complexity of large transactions, continued competitive and pricing pressures in the marketplace, the Company's ability to develop and market new and updated products and enhancements cost effectively and on a timely basis, and the Company's ability to complete fixed-price contracts profitably. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

                                                                September 30,
                                                           --------------------
Assets                                                         1996        1995
                                                           --------------------
Current Assets
  Cash and short-term investments                          $ 12,303    $ 15,312
  Receivables, including $55,146 and $49,602 of
   earned revenues in excess of billings, net of
   allowance for doubtful accounts of $1,590 and $1,003      77,161      70,270
  Prepaid expenses and other receivables                     10,208       9,994
                                                           --------------------
  Total Current Assets                                       99,672      95,576

Property and Equipment--at cost, net of accumulated
 depreciation                                                35,222      30,135
Capitalized Computer Software Costs, net of
 accumulated amortization of $7,563 and $6,105               10,510       5,532
Cost in Excess of Fair Value of Net Assets Acquired,
 net of accumulated amortization of $2,337 and $1,741         8,740       8,754
Other Assets and Deferred Charges                             9,115      10,986
                                                           --------------------

Total Assets                                               $163,259    $150,983
                                                           ====================
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                         $  6,674    $  5,234
  Current portion of long-term debt                             200         100
  Income taxes payable                                          398         167
  Accrued expenses                                           12,358      12,065
  Deferred revenue                                           12,653      14,455
                                                           --------------------
  Total Current Liabilities                                  32,283      32,021
                                                           --------------------

Long-Term Debt, net of current portion                       31,590      31,790
Deferred Taxes and other Long-Term Liabilities                2,590       1,607
                                                           --------------------
Total Liabilities                                            66,463      65,418
                                                           --------------------

Stockholders' Equity
  Preferred stock, par value $.10 per share--authorized
   3,000,000 shares, none issued
  Common stock, par value $.01 per share--authorized
   24,000,000 shares, issued 15,244,865
   and 15,159,804 shares                                        152         152
  Capital in excess of par value                             60,526      58,442
  Retained earnings                                          39,687      30,568
                                                           --------------------
                                                            100,365      89,162
Less:
  Held in treasury, 1,150,941 common shares--at cost         (2,959)     (2,959)
  Unearned compensation and notes
   receivable from stockholders                                (610)       (638)
                                                           --------------------
                                                             96,796      85,565
                                                           --------------------

Total Liabilities and Stockholders' Equity                 $163,259    $150,983
                                                           ====================

See notes to consolidated financial statements.


Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

                                                  Year Ended September 30,
                                             ---------------------------------
Revenues                                       1996         1995         1994
                                             ---------------------------------
OnSite services                              $ 84,183     $ 66,904     $ 63,979
Software sales                                 46,821       40,376       34,540
Maintenance and enhancements                   42,013       35,145       30,270
Software services                              41,552       31,631       18,172
Interest and other revenue                        689        2,092        1,253
                                             ---------------------------------
                                              215,258      176,148      148,214
                                             ---------------------------------

Expenses
Cost of OnSite services                        67,852       51,927       50,095
Cost of software sales and maintenance
   and enhancements                            38,546       31,681       27,055
Cost of software services                      36,586       27,082       14,606
Selling, general and administrative            53,921       43,746       36,144
Charge for purchased research and development       0        8,700            0
Interest expense                                2,350        2,696        2,520
                                             ---------------------------------
                                              199,255      165,832      130,420
                                             ---------------------------------
Income before income taxes                     16,003       10,316       17,794
Provision for income taxes                      6,884        7,258        6,148
                                             ---------------------------------
Net income                                   $  9,119     $  3,058       11,646
                                             =================================
Per common share:
  Net income
    Primary                                   $  0.62      $  0.22      $  0.86
    Fully diluted                             $  0.61      $  0.21      $  0.83
Common shares and equivalents
  outstanding:
    Primary                                14,696,274   14,029,700   13,517,146
    Fully diluted                          16,781,274   14,399,182   15,817,862
                                           ===================================

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                      Year Ended September 30,
                                                                 --------------------------------
                                                                    1996        1995        1994
                                                                 --------------------------------
Operating Activities
Net income                                                        $ 9,119     $ 3,058     $11,646
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Charge for purchased research and development                       0       8,700           0
    Depreciation and amortization                                  10,961       8,942       7,376
    Provision for doubtful accounts                                 1,212         508         570
    Deferred tax provision                                            740       1,073        (161)
    Changes in operating assets and liabilities:
      (Increase) in receivables                                    (8,103)    (17,887)    (13,095)
      Decrease (increase) in other current assets,
        principally prepaid expenses                                1,557      (4,409)        205
      Increase in accounts payable                                  1,440       1,407         646
      Increase (decrease) in income taxes payable                     231        (820)      1,941
      Increase in accrued expenses                                    470       1,750       1,772
      (Decrease) increase in deferred revenue                      (1,560)       (129)      1,170
      Changes in other operating assets and deferred charges       (1,454)       (130)     (1,865)
                                                                 --------------------------------
      Net cash provided by operating activities                    14,613       2,063      10,205
                                                                 --------------------------------

Investing Activities
Purchase of property and equipment                                (10,404)    (13,683)     (9,167)
Capitalized computer software costs                                (6,436)     (3,384)     (1,447)
Proceeds from the sale or maturity of
  investments available-for-sale                                   13,504      20,829           0
Purchase of investments available-for-sale                              0     (11,687)          0
(Increase) in short-term investments                                    0           0     (22,852)
(Increase) in notes receivable from stockholders                        0        (610)          0
Purchase of subsidiary assets, net of cash acquired                  (789)     (1,374)          0
                                                                 --------------------------------
      Net cash (used in) investing activities                      (4,125)     (9,909)    (33,466)
                                                                 --------------------------------

Financing Activities
Principal payments on long-term debt                              (12,700)       (305)          0
Proceeds from long-term debt                                       12,600           0           0
Proceeds from exercise of stock options                               313       2,068       1,424
                                                                 --------------------------------
      Net cash provided by financing activities                       213       1,763       1,424
                                                                 --------------------------------
Increase (decrease) in cash and cash equivalents                   10,701      (6,083)    (21,837)
                                                                 --------------------------------
Cash and cash equivalents at beginning of year                      1,602       7,685      29,522
                                                                 --------------------------------
Cash and cash equivalents at end of year                          $12,303     $ 1,602     $ 7,685
                                                                 ================================
Supplemental Information
Noncash investing and financing activities:
  Conversion of subordinated debentures for common stock          $     0     $ 3,225     $     0
  Purchase of subsidiary assets--noncash portion                  $     0     $11,949     $     0

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
(dollars in thousands)

                                                                                                           Unearned
                                                                                                       Compensation
                                                                                                          and Notes           Total
                                           Common Stock  Capital in Excess   Retained    Treasury   Receivable from   Stockholders'
                                              Par Value       of Par Value   Earnings       Stock      Stockholders          Equity
                                           ----------------------------------------------------------------------------------------
Balance at September 30, 1993                      $133            $38,447    $15,864    $(2,959)             $(203)        $51,282
                                           ----------------------------------------------------------------------------------------
Stock issued under stock option plans,
   including tax benefits, 294,588 shares             3              2,422                                                    2,425
                                           ----------------------------------------------------------------------------------------
Stock exchanged under restricted stock
   purchase plans, (1,187) shares                                                                                                 0
                                           ----------------------------------------------------------------------------------------
Earned restricted stock compensation                                                                            128             128
                                           ----------------------------------------------------------------------------------------
Net income, year ended September 30, 1994                                      11,646                                        11,646
                                           ----------------------------------------------------------------------------------------
Balance at September 30, 1994                       136             40,869     27,510      (2,959)              (75)         65,481
                                           ========================================================================================
Stock issued under stock option plans,
   including tax benefits, 363,569 shares             4              3,482                                                    3,486
                                           ----------------------------------------------------------------------------------------
Earned restricted stock compensation                                                                             47              47
                                           ----------------------------------------------------------------------------------------
Issuance of stock for acquisition,
   1,000,000 shares                                  10             10,868                                                   10,878
                                           ----------------------------------------------------------------------------------------
Conversion of 6 1/4% convertible
   subordinated debentures, 215,000 shares            2              3,223                                                    3,225
                                           ----------------------------------------------------------------------------------------
Notes receivable from stockholders                                                                             (610)           (610)
                                           ----------------------------------------------------------------------------------------
Net income, year ended September 30, 1995                                       3,058                                         3,058
                                           ----------------------------------------------------------------------------------------
Balance at September 30, 1995                       152             58,442     30,568      (2,959)             (638)         85,565
                                           ========================================================================================
Stock issued under stock option plans,
   including tax benefits, 65,332 shares                             1,960                                                    1,960
                                           ----------------------------------------------------------------------------------------
Issuance of stock due to warrants
   exercised, 28,350 shares                                            124                                                      124
                                           ----------------------------------------------------------------------------------------
Earned restricted stock compensation                                                                             28              28
                                           ----------------------------------------------------------------------------------------
Net income, year ended September 30, 1996                                       9,119                                         9,119
                                           ----------------------------------------------------------------------------------------
Balance at September 30, 1996                      $152            $60,526    $39,687     $(2,959)            $(610)        $96,796
                                           ========================================================================================


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note A -- Significant Accounting Policies

     Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries. Intercompany items have been eliminated in consolidation.

     Nature of Operations: The Company provides computing management services and administrative client/server application software in the higher education, local government, utilities, and manufacturing/distribution markets. In fiscal year 1996, approximately 52% of the Company's revenues was derived from the higher education market, approximately 25% was derived from the local government market, approximately 18% from the utility market, and approximately 5% was derived from the manufacturing/distribution market. The principal markets for the Company's offerings are in the U.S. In fiscal year 1996, the Company's foreign operations represented approximately 8% of revenues.

     Risks and Uncertainties: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in preparation of the financial statements and actual results could differ from the estimates and assumptions used.

     Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     Revenue Recognition: During the first several years of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheets as unbilled accounts receivable. As a contract proceeds, services are performed and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. Ninety-nine percent of these unbilled receivables at September 30, 1996 will be billed within the normal twelve month business cycle, although additional unbilled receivables will continue to build based on the terms of the contracts. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known. Certain contracts provide for reimbursement of expenses, which are classified as a reduction of operating expenses in the accompanying financial statements.

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

     The Company recognizes revenue upon delivery of software and receipt of a signed contractual obligation and substantial payment by the customer within normal trade terms, if no significant vendor obligations remain. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as additions or modifications to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreement. The Company's policy is to charge interest on or discount unbilled receivables not expected to be billed within one year, which were approximately $1,000 and $1,541 at September 30, 1996 and 1995, respectively. The Company classifies such receivables as current assets consistent with its business cycle. The Company does not separately present the cost of maintenance and enhancements revenues because it is impracticable to separate such cost from the cost of software sales.

     The Company has "bundled" contracts which include both OnSite management services and software licenses. Because licensing of the software is not dependent on continuation of the OnSite management services portion of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded consistent with other OnSite management services contracts.

     The Company provides software-related services, including systems implementation and integration services. Services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed price arrangements in which revenue is recognized on the percentage of completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.

     Property and Equipment: Equipment is depreciated over its estimated useful life, for periods ranging from three to 10 years, using the straight-line method. Buildings and related improvements are depreciated using the straight-line method, for periods not to exceed 30 years.

     Capitalized Computer Software Costs: The Company capitalizes direct costs associated with development of software for resale. Amortization of such capitalized costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization begins when the product is available for general release to customers.

     Income per Share: Primary income per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus to the extent dilutive, the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures. Net income used in the calculation of fully diluted income per share is adjusted for interest expense (net of tax) on the convertible subordinated debentures. The fully diluted income per share calculation for the year ended September 30, 1995 did not include the anti-dilutive effect of the convertible subordinated debentures.

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

     Foreign Currency Translation: The local currency of the Company's operating foreign subsidiary has been determined to be its functional currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current exchange rates and resulting translation adjustments are included as a separate component of stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur. As of September 30, 1996, the currency translation adjustment was immaterial to the Company's consolidated financial statements.

     New Accounting Standards: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). The statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. The Company will adopt FAS 121 in fiscal year 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), which the Company will adopt in fiscal year 1997. The statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company anticipates continuing to account for stock-based compensation under the provisions of APB 25, and, as a result, FAS 123 will not impact its operating results or financial position.

     Reclassifications: Certain prior-year information has been reclassified to conform with the 1996 presentation.

Note B -- Cash and Short-Term Investments

     Cash Equivalents: Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

     Short-Term Investments: Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). In accordance with the provisions of FAS 115, the Company classifies marketable equity securities and debt securities as available-for-sale. The effect of adoption was immaterial.

     In 1995, securities held as available-for-sale consisted of certificates of deposit, repurchase agreements, commercial paper, U.S. Treasury securities, municipal securities, collateralized mortgage obligations, and corporate obligations. The available-for-sale securities were highly liquid investments available for current operations and, accordingly, were classified as short-term investments. Available-for-sale securities were stated at approximate market value.

                                                       September 30,
                                                --------------------------
                                                     1996           1995
                                                --------------------------
Cash and cash equivalents                          $12,303         $1,602
Short-term investments, including
  accrued interest of $230                              --         13,710
                                                --------------------------
Cash and short-term investments                    $12,303        $15,312
                                                ==========================

     During the fiscal years ended September 30, 1996 and 1995, the gross realized gains on sales of available-for-sale securities totaled $47 and $86, respectively, and gross realized losses on sales totaled $35 and $52, respectively.

Note C -- Acquisitions

     In June 1995, the Company acquired Adage Systems International, Inc. (Adage), including all existing Adage software, technology, and operations for consideration of one million shares of common stock valued at approximately $10.9 million. At the time of the acquisition, these shares were not registered and could not be sold immediately; as a result, the valuation reflected a discount from the fair market value of the underlying shares.

     Adage offers a newly developed enterprise resource planning system to multinational users in the manufacturing and distribution industries. Under the terms of the purchase agreement, the Company may be required to pay additional consideration in either additional shares (up to 1.5 million shares) of common stock or a combination of additional shares of common stock and cash, in the event that the market price of the common stock approximately five years after the closing is lower than a base price. The base price may not be lower than $15 or higher than $50, and will be determined pursuant to a formula tied to the pretax profits of Adage during the five-year period commencing October 1, 1995. Certain future payments would result in an adjustment to the purchase price. On October 17, 1996, the Company repurchased and subsequently retired 184,000 shares for a price of $2.8 million. As a result, the number of shares subject to the terms of the additional consideration calculation has been reduced. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a charge to operations of $8.7 million for in-process research and development at the time of the acquisition. In addition, the Company charged approximately $2.0 million to the cost of the acquisition for incremental costs including professional fees and other costs directly related to the acquisition. The cost in excess of fair value of net assets acquired is being amortized over 15 years. The purchase price was allocated as follows:

Purchased software                                       $  2,800
Purchased research and development(a)                       8,700
Cost in excess of fair value of assets acquired             3,018
Deferred taxes                                             (1,039)
Net liabilities assumed                                      (596)
                                                         --------
Total purchase price                                     $ 12,883
                                                         ========

(a) Purchased research and development, charged to expense at date of purchase, represents the estimated fair value of specifically identified projects under development which did not meet the applicable accounting criteria for capitalization.

     In December 1994, the Company acquired the IntelliSource Software Group, a division of the privately held Management Analysis Company. IntelliSource Software Group products serve the utility market. The Company will pay a purchase price of $1.2 million in increments over a four-year period. Under the terms of the purchase agreement, the Company may be required to make additional payments contingent upon the performance of the IntelliSource Software Group over a five-year period.

      The pro forma effect of these acquisitions on operations is immaterial.

Note D -- Property and Equipment

                                                    September 30,
                                                -------------------
                                                  1996         1995
                                                -------------------
Land                                            $ 1,316      $ 1,316
Building                                         14,968       14,656
Computer equipment and software                  20,030       14,714
Other equipment, furniture,
  fixtures and building
  improvements                                   20,896       16,314
                                                -------------------
                                                 57,210       47,000

Less accumulated depreciation                    21,988       16,865
                                                -------------------
                                                $35,222      $30,135
                                                ===================

     Depreciation expense for the years ended September 30, 1996, 1995 and 1994 was $5,317, $3,832 and $2,656, respectively.

Note E -- Other Assets and Deferred Charges

                                                    September 30,
                                                 -------------------
                                                  1996         1995
                                                 -------------------
Deferred costs and sales
  commissions related to OnSite
  services contracts in progress(a)(b)           $2,788       $2,284
Purchased software(b)(c)                          2,918        4,421
Deferred debt issuance expenses(b)(d)             1,011        1,162
Covenants-not-to-compete(b)                         779        1,721
Other                                             1,619        1,398
                                                 -------------------
                                                 $9,115      $10,986
                                                 ===================

(a)-Being amortized over the remaining term of the OnSite services contract.
(b)-Shown net of accumulated amortization.
(c)-Includes software received as part of business acquisitions.
(d)-Being amortized over the term of the related debt.

Note F -- Long-Term Debt

                                                   September 30,
                                                -------------------
                                                  1996         1995
                                                -------------------
6 1/4% convertible subordinated
  debentures, due 2003                          $31,275      $31,275
Promissory note                                     515          615
                                                --------------------
Total long-term debt                             31,790       31,890
Less current portion                                200          100
                                                --------------------
Long-term debt,
  net of current portion                        $31,590      $31,790
                                                ====================

     In September 1993, the Company issued $34.5 million of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $15 per share, subject to change as defined in the Trust Indenture. During the fiscal year ended September 30, 1995, $3,225 of the convertible subordinated debentures were converted into 215,000 shares of common stock of the Company. The debentures are redeemable at any time after September 10, 1996 at prices decreasing from 104.2% of the principal amount at September 1, 1996, to par on September 1, 2002. The fair value of the convertible subordinated debentures at September 30, 1996 was approximately $31,600.

     The Company has a $20,000 senior revolving credit agreement which terminates in June, 1998 with optional annual renewals. There were no borrowings outstanding at September 30, 1996 or 1995. During the fiscal year ended September 30, 1996, the Company made $12,600 in borrowings. The interest rate under the agreement is based on one of three formulae -- one tied to the prime rate of the lender, one at a rate offered by the bank and another tied to the London Interbank Offered Rate (LIBOR). The weighted average interest rate on borrowings outstanding during 1996 was 5.99%. Initially, there was a 3/8% commitment fee on the unused funds that are available for borrowing under the agreement. This rate was reduced to 5/16% in June 1995. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. In addition, the Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

     The Company signed a promissory note on December 7, 1994 in connection with the acquisition of the IntelliSource Software Group, with an original face amount of $800. The note payments commenced on the first anniversary date and continue on each of the following three anniversaries until the note is paid in full. Interest is accreted over the life of the note.

     Interest paid on the convertible subordinated debentures and the revolving credit agreement during the years ended September 30, 1996, 1995, and 1994 was $2,183, $2,093, and $2,235, respectively.

Note G -- Benefit Plans

     Stock Option Plans: The Company has stock option plans for the benefit of its key employees and non-employee directors that provide for the grant of options to purchase the Company's common stock at not less than the fair market value on the date of the grant.

     The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At September 30, 1996, only stock options have been issued pursuant to the plan.

     As of September 30, 1996 and 1995, respectively, options for 1,768,067 and 1,304,177 shares were exercisable. Outstanding options as of September 30,1996 are exercisable at an average price of $11.26 per share and expire on various dates through the year 2005. There were 1,229,358 and 1,299,196 shares of common stock reserved for future grants under the stock option plans at September 30, 1996 and 1995, respectively.

     Transactions under the previously stated option plans follow:

                                                    September 30,
                                                 ------------------
                                                  1996         1995
                                                 ------------------
Options outstanding,
  beginning of year                               2,596       2,599
   Granted                                          160         530
   Exercised                                        (65)       (364)
   Canceled or Expired                              (91)       (169)
                                                 ------------------
Options outstanding,
  end of year                                     2,600       2,596
                                                 ==================

     Options were exercised in 1996 and 1995 at price ranges between $2.63 - $16.38.

     Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan (ESOP) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (ESOT) to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 1996 there were 1,039,229 shares held by the ESOT.

     Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 1996, there were 81,002 restricted shares sold but not exchanged for unrestricted shares.

     The Company has a 1985 Restricted Stock Incentive Plan, which expired on June 30, 1995. Under the plan, shares were awarded to key persons and are restricted with the effect that, for the term of the restrictions, the recipient may not sell, assign, transfer, or otherwise hypothecate any of the shares. Restricted stock awards under the 1985 plan vested to the recipients over a number of years, in equal annual installments as determined by the Compensation Committee of the Board of Directors, and were recorded at the fair market value of the shares on the date of the award as unearned compensation. The unearned compensation was charged to operations ratably over the vesting period. Under the plan, 605,000 shares were issued. At September 30, 1996 substantially all shares were vested.

     Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses under this plan for the years ended September 30, 1996, 1995, and 1994 were $1,835, $1,432, and $1,061, respectively.

Note H -- Income Taxes

     The components of the provision for income taxes are as follows:

                                 Year ended September 30,
                             ------------------------------
                              1996        1995        1994
                             ------------------------------
Current:
State                        $1,957      $1,974      $1,628
Federal                       4,592       4,059       4,075
Foreign                        (405)        152         346
                             ------------------------------
Total current                 6,144       6,185       6,049
Deferred                        740       1,073          99
                             ------------------------------
                             $6,884      $7,258      $6,148
                             ==============================

     A reconciliation of the provision for income taxes to the federal statutory rate follows:

                                           Year ended September 30,
                                       ------------------------------
                                         1996        1995        1994
                                       ------------------------------
Expected federal tax rate               35.0%       35.0%       35.0%
Adjustments due to:
   Effect of state income tax,
    net of federal benefit               6.1%       12.4%        6.0%
   Purchased research and
    development                            --       29.5%         --
   Change in valuation allowance         2.2%           --      (2.2)%
   Research and development
    tax credit                          (2.3)%      (7.3)%      (4.7)%
   Other                                 2.0%        0.8%        0.4%
                                       ------------------------------
                                        43.0%       70.4%       34.5%
                                       ==============================

     The fiscal year 1995 provision for income taxes does not reflect the customary relationship between income and tax expense principally due to the write-off of purchased research and development, which is not deductible for income tax purposes. The effective tax rate would have been 38% without the write-off of purchased research and development. The rate was further affected by the expiration of the research and development tax credit as of June 30, 1995. The purchased research and development write-off has an impact on both the state effective tax rate and the relationship between income and the effect of the research and development tax credit.

     The reversal of the valuation allowance in 1994 relates primarily to utilization of research and development and minimum tax credits generated in prior years. As of September 30, 1996, the Company has a valuation allowance with respect to tax loss carryforwards in various state and international jurisdictions of $1,048. The tax loss carryforwards expire at various periods ending September 30, 2011.

     Income taxes paid during fiscal years ended September 30, 1996, 1995, and 1994 were $6,029, $9,921, and $3,903, respectively.

     The Company accounts for income taxes under the liability method as prescribed by Statement of Financial Accounting Standards No. 109, which it adopted on October 1, 1993. The cumulative effect of adoption was immaterial. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between such tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

     The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities as of September 30, 1996 and 1995 are as follows:

                                        September 30,
                                    -------------------
                                      1996        1995
                                    -------------------
Deferred Tax Assets:
  Purchased research
    and development
    (1992 acquisition)               $2,163      $2,365
  Accrued expenses and reserves       1,573       1,001
  Tax loss carryforwards,
    net of valuation allowance          417          --
  Other                                   4          46
                                    -------------------
Total deferred tax asset              4,157       3,412

Deferred Tax Liabilities:
  Depreciation and amortization        (948)     (1,216)
  Software capitalization, net       (4,146)     (2,176)
  Prepaids and other accelerated
    expenses                         (1,400)     (1,215)
  Purchased software                    (10)       (412)
                                    -------------------
Total deferred tax liability         (6,504)     (5,019)
                                    -------------------
Net deferred tax liability          ($2,347)    ($1,607)
                                    ===================

Note I -- Product Development, Commitments and Other Items

     Product development expenditures, including software maintenance expenditures, for the years ended September 30, 1996, 1995, and 1994, were approximately $21,247, $12,856, and $8,834, respectively. After capitalization (Note A) these amounts were approximately $14,811, $9,472, and $7,387, respectively, and were charged to operations as incurred. For the same years, amortization of capitalized software costs amounted to $1,458, $871, and $889, respectively.

     Rent expense for the years ended September 30, 1996, 1995, and 1994 was $2,909, $2,043, and $1,995, respectively. Aggregate rentals payable under significant non-cancelable lease agreements with initial terms of one year or more at September 30, 1996, are as follows:

     ------------------------------
     Fiscal year             Amount
     ------------------------------
     1997                    $2,045
     1998                     1,973
     1999                     1,630
     2000                     1,285
     2001                       941
     thereafter               1,919
                             ------
                             $9,793
     ------------------------------

Note J -- Legal Matters

     On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance and Administration, Treasurer, and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleges that the defendants violated sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making misstatements and omissions regarding the Company's financial performance in the second half of fiscal year 1995. The class period alleged is from June 5, 1995 through October 2, 1995. The amended complaint seeks damages in unspecified amounts as well as equitable relief.

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

Note K -- Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1995:

                                                          Three Months Ended
                                December 31,             March 31,               June 30,              September 30,
                            -------------------------------------------------------------------------------------------
                              1995        1994       1996*        1995        1996       1995**     1996***       1995
                            -------------------------------------------------------------------------------------------
Revenues                    $47,819     $39,199     $52,756     $43,191     $56,316     $46,705     $58,367     $47,053
                            -------------------------------------------------------------------------------------------
Gross profit                 16,540      14,630      15,673      15,025      18,809      17,219      20,128      16,492
                            -------------------------------------------------------------------------------------------
Income (loss) before
  income taxes                3,873       4,606       1,366       5,188       5,109      (2,188)      5,655       2,710
                            -------------------------------------------------------------------------------------------
Provision for income taxes    1,610       1,635         600       1,939       2,197       2,475       2,477       1,209
                            -------------------------------------------------------------------------------------------
Net income (loss)           $ 2,263     $ 2,971     $   766     $ 3,249     $ 2,912     $(4,663)    $ 3,178     $ 1,501
                            -------------------------------------------------------------------------------------------
Primary net income
   (loss) per share         $  0.15     $  0.22     $  0.05     $  0.24     $  0.19     $ (0.35)    $  0.22     $  0.11
Fully diluted net income
  (loss) per share          $  0.15     $  0.21     $  0.05     $  0.23     $  0.19     $ (0.35)    $  0.21     $  0.10
                            -------------------------------------------------------------------------------------------

  *Includes a charge of $1,250 for a contract loss provision.
 **Includes a charge of $8,700 for purchased research and development.
***Includes a change in estimate primarily to reduce accrued employee benefits by $750.
   Certain quarterly information has been reclassifed to conform to the September 30, 1996 classification.


                        Report of Independent Auditors

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

     We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
October 28, 1996


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 28, 1997 and is incorporated herein by reference. Also, see the information under the heading Executive Officers of SCT appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 28, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 28, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 28, 1997 and is incorporated herein by reference.


                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedule and Exhibits.

     (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:

          Consolidated Balance Sheets--September 30, 1996 and 1995

          Consolidated Statements of Operations--Years Ended September 30, 1996, 1995, and 1994

          Consolidated Statements of Stockholders Equity--Years Ended September 30, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows--Years Ended September 30, 1996, 1995, and 1994

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

  No.     Exhibit

  2 Agreement and Plan of Merger and Reorganization by and among the Registrant, SCT Acquisition Corporation, Adage Systems
          International, Inc. and Gerald F. O'Connell and David Phelan (Exhibit A to the Registrants Form 8-K dated May 12, 1995) (1) [Attached to the Agreement and Plan of Merger and Reorganization were disclosure schedules generally relating to the business acquired thereunder and documents executed in connection with such Agreement. Copies of such schedules and documents will be furnished to the Commission upon request.]

  3.1 Restated Certificate of Incorporation (Exhibit 3.1 to the Registrants Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) (1)

  3.2 Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) (1)

  4 Form of Indenture under which the Registrant's 6 1/4% Convertible Subordinated Debentures due 2003 are issued (Exhibit 4.1 to the Registrants Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) (1)

  10.1 Warrant Agreement executed by the Registrant and Ralph A. Lousteau (Exhibit 10.10 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1,
          1993) (1)

  10.2 VAR Agreement dated as of September 1, 1991 between Oracle Corporation and the Registrant (the "Oracle VAR Agreement"), together with Amendments One, Two and Three thereto (Exhibit 10.12 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) (1)

  10.3 Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit 10.4 to the Registrants Form 10-K for the fiscal year ended September 30, 1994) (1)

  10.4 Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrants Form 10-K for the fiscal year ended September 30, 1994)
          (1)

  10.5 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan (Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30,
          1995) (1) (2)


  10.6 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) (1) (2)

  10.7    Agreement of Purchase and Sale dated August 9, 1994 between
          Provident Mutual Life Insurance Company of Philadelphia and the Registrant (Exhibit 10.6 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) (1)

  10.8 Employment Agreement dated June 1, 1995 between the Registrant and Gerald F. O'Connell (Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended September 30, 1995) (1) (2)

  10.9 Employment Agreement dated June 1, 1995 between the Registrant and David Phelan (Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended September 30, 1995) (1) (2)

  10.10 Agreement of Lease by and between Liberty Property Limited Partnership and Systems & Computer Technology Corporation for premises located at One Country View Road, Malvern, PA (Exhibit
          10.10 to the Registrant's Form 10-K for the fiscal year ended September 30, 1995) (1)

  10.11 Lease between International Business Machines Corporation and SCT Public Sector, Inc. for premises located at 1733 Harrodsburg Road, Lexington, KY (Exhibit 10.11 to the Registrants Form 10-K for the fiscal year ended September 30, 1995) (1)

  10.12 Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (3)

  10.13   Amendement Four to the Oracle VAR Agreement (3)

  10.14   Amendement Five to the Oracle VAR Agreement (3)

  10.15   Amendement Six to the Oracle VAR Agreement (3)

  10.16   Amendement Seven to the Oracle VAR Agreement (3)

  10.17   Amendement Eight to the Oracle VAR Agreement (3)

  10.18   Amendement Nine to the Oracle VAR Agreement (3)

  10.19   Amendement Ten to the Oracle VAR Agreement (3)

  10.20   Amendement Eleven to the Oracle VAR Agreement (3)

  10.21   Amendement Twelve to the Oracle VAR Agreement (3)

  11      Statement re:  Computation of Per Share Earnings (3)

  21      Subsidiaries of the Registrant (3)

  23      Consent of Independent Auditors (3)

  27      Financial Data Schedule (3)


-----------------------------
(1) Incorporated by reference
(2) Compensatory Plan, Contract or Arrangement
(3) Filed with this Annual Report on Form 10-K



SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT's reasonable expenses in furnishing such exhibit.

(b)  Reports on Form 8-K.

          None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
For the Three Years in the Period Ended September 30, 1996

                COLUMN A                        COLUMN B                  COLUMN C                  COLUMN D            COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                                 ----------------------------
                                                                 Charged to     Charged to
              Description                      Balance at         Costs and    Other Accounts     Deductions          Balance at
                                           Beginning of Period     Expenses      -Describe         -Describe        End of Period
------------------------------------------------------------------------------------------------------------------------------------
For the year ended September 30, 1996:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                                 $   87,000         $   36,000                       $ 67,000  (1)     $   56,000
    Long-term                                           0                                                                     0

  Allowance for doubtful accounts               1,003,000          1,212,000                        625,000  (1)      1,590,000

                                               __________         __________      _________        ________          __________
      Total                                    $1,090,000         $1,248,000                       $692,000          $1,646,000

For the year ended September 30, 1995:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                                 $  109,000                                          $ 22,000  (1)     $   87,000
    Long-term                                           0                                                                     0

  Allowance for doubtful accounts               1,228,000           $508,000                        733,000  (1)      1,003,000

                                               __________         __________      _________        ________          __________
      Total                                    $1,337,000           $508,000                       $755,000          $1,090,000

For the year ended September 30, 1994:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                                 $  153,000          $  11,000                       $ 55,000  (1)     $  109,000
    Long-term                                       8,000                                             8,000  (1)              0

  Allowance for doubtful accounts               1,321,000            559,000                        652,000  (1)      1,228,000

                                               __________         __________      _________        ________          __________
      Total                                    $1,482,000           $570,000                       $715,000          $1,337,000

(1)  Uncollectible accounts written-off during the year


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
            (Registrant)

By:       /s/ Michael J. Emmi
    --------------------------------------
    Michael J. Emmi, Chairman of the Board
    President and Chief Executive Officer

Date:  December 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
-------------------------   -------------------------------   -----------------
/s/ Michael J. Emmi         Chairman of the Board             December 19, 1996
-------------------         President and Chief
    Michael J. Emmi         Executive Officer; Director
                            (Principal Executive Officer)

/s/ Michael D. Chamberlain  Director                          December 19, 1996
--------------------------
    Michael D. Chamberlain


/s/ Allen R. Freedman       Director                          December 19, 1996
---------------------
    Allen R. Freedman


/s/ Thomas I. Unterberg     Director                          December 19, 1996
-----------------------
    Thomas I. Unterberg


/s/ Gabriel A. Battista     Director                          December 19, 1996
-----------------------
    Gabriel A. Battista


/s/ Eric Haskell            Senior Vice President, Finance    December 19, 1996
---------------------       and Administration, Treasurer
    Eric Haskell            and Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)


                  SYSTEMS & COMPUTER TECHNOLOGY CORPORATION

                       Index of Exhibits Filed Herewith

Exhibit No.                      Exhibit                                Page
-----------   ------------------------------------------------------   -------
   10.12      Extension Agreement dated June 20, 1996 among Systems
              & Computer Technology Corporation, SCT Software &
              Resource Management Corporation and Mellon Bank, N.A.


   10.13      Amendement Four to the Oracle VAR Agreement

   10.14      Amendement Five to the Oracle VAR Agreement

   10.15      Amendement Six to the Oracle VAR Agreement

   10.16      Amendement Seven to the Oracle VAR Agreement

   10.17      Amendement Eight to the Oracle VAR Agreement

   10.18      Amendement Nine to the Oracle VAR Agreement

   10.19      Amendement Ten to the Oracle VAR Agreement

   10.20      Amendement Eleven to the Oracle VAR Agreement

   10.21      Amendement Twelve to the Oracle VAR Agreement

   11         Statement re:  Computation of Per Share Earnings

   21         Subsidiaries of the Registrant

   23         Consent of Independent Auditors

   27         Financial Data Schedule