Form 10-Q
period 1996-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1997-02-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996 or

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

13,995,685 Common shares, $.01 par value, as of February 10, 1997




               Page 1 of 15 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 1996 and September 30, 1996

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)


                                             December 31,     September 30,
                                                  1996            1996
                                              (UNAUDITED)        (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $  8,074        $ 12,303
   Receivables, including $52,853
      and $55,146 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $2,000 and $1,590                       83,436          77,161
   Prepaid expenses and other receivables         8,496          10,208
                                               --------        --------
              TOTAL CURRENT ASSETS              100,006          99,672

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                      35,448          35,222

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               11,361          10,510

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   8,586           8,740

OTHER ASSETS AND DEFERRED CHARGES                 8,216           9,115
                                               --------        --------
TOTAL ASSETS                                   $163,617        $163,259
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)


                                              December 31,    September 30,
                                                  1996            1996
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $  4,497        $  6,674
   Current portion of long-term debt              1,105             200
   Income taxes payable                             357             398
   Accrued expenses                              13,676          12,358
   Deferred revenue                              11,749          12,653
                                               --------        --------
              TOTAL CURRENT LIABILITIES          31,384          32,283

LONG-TERM DEBT, less current portion             32,025          31,590
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                          2,558           2,590

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 24,000,000 shares, issued
      15,086,971 and 15,244,865 shares              151             152
   Capital in excess of par value                57,839          60,526
   Retained earnings                             43,229          39,687
                                               --------        --------
                                                101,219         100,365
Less
   Held in treasury, 1,150,941 common
      shares--at cost                            (2,959)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                 97,650          96,796
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $163,617        $163,259
                                               ========        ========


Note: The condensed consolidated balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(dollars in thousands, except per share amounts)


                                              For the Three Months Ended
                                                     December 31,
                                                  1996            1995

Revenues:
 OnSite services                                $21,529         $18,042
 Software sales                                  14,730           9,943
 Maintenance and enhancements                    12,011           9,810
 Software services                               12,135           9,888
 Interest and other revenue                         127             136
                                                -------         -------
                                                 60,532          47,819

Expenses:
 Cost of OnSite services                         17,665          14,152
 Cost of software sales and
    maintenance and enhancements                 10,376           8,100
 Cost of software services                       10,071           8,851
 Selling, general and administrative             15,834          12,300
 Interest expense                                   583             543
                                                -------         -------
                                                 54,529          43,946

Income before income taxes                        6,003           3,873

Provision for income taxes                        2,461           1,610
                                                -------         -------

Net Income                                      $ 3,542         $ 2,263
                                                =======         =======

Per common share:
Net income
   Primary                                       $ 0.24          $ 0.15
   Fully diluted                                 $ 0.23          $ 0.15
Common shares and equivalents outstanding
   Primary                                   14,693,825      15,124,101
   Fully diluted                             16,832,656      17,284,417





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)


                                               For the Three Months Ended
                                                      December 31,
                                                  1996            1995

OPERATING ACTIVITIES
Net income                                      $ 3,542         $ 2,263
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization                  3,119           2,235
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                  (6,916)         (4,268)
      Decrease in other current assets            1,712              79
      (Decrease) in accounts payable             (2,177)           (947)
      Increase in other accrued expenses
         and liabilities                          1,318             431
      (Decrease) in deferred revenue               (904)         (1,533)
      Other, net                                    630            (767)
                                                --------        --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                324          (2,507)

INVESTING ACTIVITIES
Purchase of property and equipment               (1,700)         (2,539)
Capitalized computer software costs              (1,509)         (1,615)
Proceeds from sale or maturity of
   investments available-for-sale                     0           7,003
Purchase of subsidiary assets, net of
   cash acquired                                      0             (97)
                                                --------        --------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                             (3,209)          2,752

FINANCING ACTIVITIES
Principal payments on short-term debt              (160)           (100)
Repurchase and retirement of Company stock       (1,271)              0
Proceeds from exercise of stock options              87             188
                                                --------        --------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                             (1,344)             88

(DECREASE)INCREASE IN CASH & CASH EQUIVALENTS    (4,229)            333
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      12,303           1,602
                                                --------        --------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 8,074         $ 1,935
                                                ========        ========


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(dollars in thousands, except per share amounts)


December 31, 1996

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with current year format.


NOTE B--CASH AND CASH EQUIVALENTS

Cash equivalents--Cash equivalents are defined as short-term highly liquid investments with a maturity of three months or less at the date of purchase.


NOTE C--INCOME PER SHARE

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


NOTE D--STOCK REPURCHASE

In October 1996, the Company repurchased 184,757 shares of common stock at $15 per share, originally issued in the acquisition of Adage Systems International, Inc. in June 1995. The purchase of treasury stock reduced stockholders' equity. All of these shares have subsequently been retired. Pursuant to the stock repurchase, the Company agreed to pay $1,271 immediately, and signed a note for $1,500 with amounts payable in October 1997 and 1998.


NOTE E--NEW ACCOUNTING STANDARDS

On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. As the Company's accounting policies prior to the adoption of SFAS 121 have provided for similar accounting treatment, the effect of adoption was not material to the Company's financial condition or results of operations.

Also on October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair-value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to adopt the disclosure alternative, which will be presented in its year-end financial statements, and continue accounting for its stock-based compensation plans under the provisions of APB 25.


NOTE F--OTHER

Product development expenses (which are included in cost of software sales and maintenance and enhancements) not capitalized aggregated $4,338 and $2,833 in the three-month periods ending December 31, 1996 and 1995, respectively.

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

                                 % of Total Revenues        % Change from
                                                             Prior Year
                                  Three Months Ended
                                     December 31,
                                    1996     1995

Revenues:
OnSite services                      36%      38%                19%
Software sales                       24%      21%                48%
Maintenance and enhancements         20%      21%                22%
Software services                    20%      21%                23%
Interest and other revenue            0%       0%                (7)%
                                    -----    -----              -----
Total                               100%     100%                27%

Expenses:
Cost of services, sales and
   maintenance and enhancements      63%      65%
Selling, general and
   administrative                    26%      26%
Interest expense                      1%       1%
Income before income taxes           10%       8%





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

                                       Three Months Ended
                                          December 31,
                                         1996     1995
Gross Profit:
   OnSite services                        18%      22%
   Software sales and maintenance
      and enhancements                    61%      59%
   Software services                      17%      10%
                                         ----     ----
   Total                                  46%      44%

Revenues
The 19% increase in OnSite services revenues in the first quarter of fiscal year 1996 is primarily the result of an agreement with the City of Indianapolis/Marion County, which commenced in December 1995. The agreement with the City of Indianapolis could result in average annual revenues of up to $11.5 million for up to seven years from the start of the contract. The City has the option to cancel the agreement after three years from the start of the contract, provided the Company is given six months notice and a termination fee. Also adding to the increase were smaller new contracts with Raritan Valley Community College and the University of Memphis.

Software sales increased 48% in the first quarter of fiscal year 1997 compared with the first quarter of fiscal year 1996 due primarily to increased licenses of BANNER Customer Information System (CIS) software to the utility market. Additional increases resulted from increased licenses of BANNER to the higher education market. These increases were off-set by decreases, compared to the prior year period, in software licenses in the local government market.

The 22% increase in maintenance and enhancements revenues in the first quarter of fiscal year 1997 is the result of continued high annual renewal rates and the growing installed base of clients primarily in the higher education market.

Software services revenue increased 23% in the first quarter of fiscal year 1997 compared with the first quarter of fiscal year 1996 primarily as the result of increases in ADAGE Enterprise Resource Planning (ERP) implementations and support services to the manufacturing market as well as increases in BANNER implementations in the higher education and utility markets. These increases were off-set by decreases, compared to the prior-year period, in implementation services in the local government market.


Gross Profit
Gross profit increased as a percentage of total revenue (excluding interest and other revenue) from 44% in the first quarter of fiscal year 1996 to 46% for the first quarter of fiscal year 1997. The OnSite services gross profit decrease from 22% to 18% is the result of lower margins on new contract signings compared with older contracts. The increase in the software sales and maintenance and enhancements gross profit was the result of increased license fee revenue, which is a higher margin product. Additionally, the software services margin increased primarily as a result of increases in the utility business gross margin. In the first quarter of fiscal year 1996, the cost of software services reflected increased expenditures in the utility business. In the second quarter of fiscal year 1996, the Company recorded a contract loss provision of $1.25 million to reflect the cost of satisfyig certain obligations relating to the CIS product for U.S. utilities. These obligations were satisfied in the first quarter of fiscal year 1997.


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



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and cash equivalents balance was $8.1 million and $12.3 million at December 31, 1996 and September 30, 1996, respectively.

The cash and cash equivalents balances are derived from operations. Cash provided by operating activities was $324,000 for the first quarter of fiscal year 1997 compared to cash used of $2.5 million for the prior-year period. Operating cash flows have increased primarily due to an increase in income before depreciation and amortization. The decrease in other current assets at December 31, 1996 is primarily the result of decreases in prepaid tax balances. The increases in accounts receivable at December 31, 1996 are due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses.

The Company provides OnSite services and software-related services, including systems implementation and integration services.
Contract fees from OnSite services are typically based on multi-year contracts ranging from five to 10 years and provide a recurring revenue stream throughout the term of the contract. Software services contracts generally have shorter terms than OnSite services contracts, and billings are often milestone based. During the beginning of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As an OnSite contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a software services contract.

During the first quarter of fiscal year 1997, the Company's primary use of $3.2 million cash for investing activities was the purchase of equipment and capitalization of newly developed software. During the first quarter of fiscal year 1996, the uses of cash for equipment purchases and software capitalization were offset by the proceeds from the sale or maturity of available-for-sale investments, which provided a net of $2.8 million in the first quarter of fiscal year 1996.

The Company anticipates a fiscal year 1997 decrease in capital expenditures for investing activities compared with fiscal year 1996, without taking into consideration any possible business acquisitions. Expenditures for property and equipment are expected to be lower during fiscal year 1997 as a result of no new facility or significant facility improvement projects. Fiscal year 1997 capitalized software expenditures are expected to remain at approximately the same level as fiscal year 1996 expenditures. Although there has been a reduction in the capitalization of costs related to ADAGE ERP software, which was completed and released in November 1996, these reductions should be offset by an increase in the higher education software capitalization rate and the development activities of the Object Technology Center (OTC).

The OTC was formed to focus on innovative approaches to delivering high quality products that require less end user training and reduce development and maintenance costs. The OTC will develop software modules that integrate "best practices" for the markets served by the Company. This technology developed by the OTC should help the Company's software businesses respond more effectively to their customers' constant business changes.

Cash used in financing activities was $1.3 million for the first quarter of fiscal year 1997 compared with cash provided by financing activities in the first quarter of 1996. Cash was used in the first quarter of 1997 to repurchase and subsequently retire 184,000 shares of stock originally issued in connection with the purchase of Adage Systems International, Inc. in June 1995. Pursuant to the stock repurchase, the Company signed a note for $1,500,000 with amounts payable in October 1997 and 1998.

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

The Company has a $20 million senior revolving credit facility, available for general corporate purposes which expires in June 1998 with optional annual extensions. At December 31, 1996 and September 30, 1996, there were no borrowings outstanding. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends.

The Company believes that its cash and cash equivalents, cash provided by operations, and borrowing arrangements should satisfy its needs for the foreseeable future.

Primary common shares and equivalents used in the income per share calculation decreased as a result of lower common stock prices during the quarter ended December 31, 1996 compared with the quarter ended December 31, 1995 and the aforementioned common stock repurchase and retirement of 184,000 shares in October 1996.

Contingencies
A purported class action complaint was filed against the Company and certain of its officers and directors on October 4, 1995. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleged violations of certain disclosure and related provisions of the Federal Securities Laws. The amended complaint sought damages in unspecified amounts as well as equitable relief. In April 1996 the Company's motion to dismiss the amended complaint was granted in part and denied in part. On February 3, 1997, the plaintiff filed a Second Amended Complaint alleging violations of certain disclosure and related provisions of the Federal Securities Laws and negligent misrepresentation. Management believes the claims in the Second Amended Complaint are without merit and intends to contest the allegations vigorously. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.

New Accounting Standards
On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. As the Company's accounting policies prior to the adoption of SFAS 121 have provided for similar accounting treatment, the effect of adoption was not material to the Company's financial condition or results of operations.

Also on October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair-value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to adopt the disclosure alternative, which will be presented in its year-end financial statements, and continue accounting for its stock-based compensation plans under the provisions of APB 25.

Cautionary Statement
The matters discussed herein and elsewhere that are forward-looking statements are based on current management expectations that involve risks and uncertainties which could cause actual results to differ materially from those anticipated. Potential risks and uncertainties that could affect the Company's future operating results include without limitation, the effect of publicity on demand for the Company's products and services, general economic conditions, the Company's ability to attract and retain highly skilled technical, managerial, sales and marketing personnel, continued market acceptance of the Company's products and services, the timing of the receipt of software licenses, the timing of services contracts and renewals, the timing and complexity of large transactions, continued competitive and pricing pressures in the marketplace, the Company's ability to develop and market new and updated products and enhancements cost effectively and on a timely basis, and the Company's ability to complete fixed-price contracts profitably. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict.


Operating Leverage
Since a significant part of the Company's business results from software licensing , the Company's business is characterized by a high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If software licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. It is therefore possible that in one or more future quarters the Company's operating results will be below expectations. In such event, the price of the Company's common stock could be adversely affected.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES


PART II


Item 1.  Legal Proceedings

On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleged that the defendants violated sections 10
(b) and 20 (a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making misstatements and omissions regarding the Company's financial performance in the second half of fiscal year 1995. The class period alleged is from June 5, 1995 through October 2, 1995. The amended complaint seeks damages in unspecified amounts as well as equitable relief.

In April 1996, the Company's Motion to Dismiss the Amended Complaint was granted in part and denied in part. On February 3, 1997, the plaintiff filed a Second Amended Complaint alleging violations of certain disclosure and related provisions of the Federal Securities
Laws and negligent misrepresentation. Management believes the claims in the Second Amended Complaint are without merit and intends to contest the allegations vigorously. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot be presently determined.



Item 6(b).  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended December 31, 1996.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                          (Registrant)


Date: 02/14/97                /s/
                           ________________________________



                          Eric Haskell
                           Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer