Form 10-Q
period 1997-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1997-05-15
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

14,309,632 Common shares, $.01 par value, as of May 9, 1997




               Page 1 of 17 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 1997 and September 30, 1996

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 1997 and 1996

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 1997 and 1996

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)


                                               March 31,     September 30,
                                                  1997            1996
                                              (UNAUDITED)        (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $  5,759        $ 12,303
   Receivables, including $60,099
      and $51,382 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $1,867 and $1,590                       91,152          77,161
   Prepaid expenses and other receivables        11,639          10,208
                                               --------        --------
              TOTAL CURRENT ASSETS              108,550          99,672

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                      36,719          35,222

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               12,509          10,510

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   8,430           8,740

OTHER ASSETS AND DEFERRED CHARGES                 8,132           9,115
                                               --------        --------
TOTAL ASSETS                                   $174,340        $163,259
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)


                                               March 31,    September 30,
                                                  1997            1996
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $  6,689        $  6,674
   Current portion of long-term debt              1,145             200
   Income taxes payable                             387             398
   Accrued expenses                              18,968          12,358
   Deferred revenue                               9,727          12,653
                                               --------        --------
              TOTAL CURRENT LIABILITIES          36,916          32,283

LONG-TERM DEBT, less current portion             28,045          31,590
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                          2,733           2,590

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 24,000,000 shares, issued
      15,443,904 and 15,244,865 shares              154             152
   Capital in excess of par value                62,264          60,526
   Retained earnings                             47,797          39,687
                                               --------        --------
                                                110,215         100,365
Less
   Held in treasury, 1,150,941 common
      shares--at cost                            (2,959)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                106,646          96,796
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $174,340        $163,259
                                               ========        ========


Note: The condensed consolidated balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(dollars in thousands, except per share amounts)


                                              For the Three Months Ended
                                                       March 31,
                                                  1997            1996

Revenues:
 OnSite services                                $23,905         $21,969
 Software sales                                  15,364          10,679
 Maintenance and enhancements                    13,390          10,568
 Software services                               14,608           9,326
 Interest and other revenue                         118             214
                                                -------         -------
                                                 67,385          52,756

Expenses:
 Cost of OnSite services                         19,469          17,862
 Cost of software sales and
    maintenance and enhancements                 11,131           9,908
 Cost of software services                       11,880           9,059
 Selling, general and administrative             16,622          14,017
 Interest expense                                   540             544
                                                -------         -------
                                                 59,642          51,390

Income before income taxes                        7,743           1,366

Provision for income taxes                        3,175             600
                                                -------         -------

Net Income                                      $ 4,568         $   766
                                                =======         =======

Per common share:
Net income
   Primary                                       $ 0.31          $ 0.05
   Fully diluted                                 $ 0.29          $ 0.05
Common shares and equivalents outstanding
   Primary                                   14,851,633      15,077,582
   Fully diluted                             16,763,244      15,077,582





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(dollars in thousands, except per share amounts)


                                              For the Six Months Ended
                                                       March 31,
                                                  1997            1996

Revenues:
 OnSite services                               $ 45,434        $ 40,011
 Software sales                                  30,094          20,622
 Maintenance and enhancements                    25,401          20,378
 Software services                               26,743          19,214
 Interest and other revenue                         245             350
                                                -------         -------
                                                127,917         100,575

Expenses:
 Cost of OnSite services                         37,134          32,014
 Cost of software sales and
    maintenance and enhancements                 21,507          18,008
 Cost of software services                       21,951          17,910
 Selling, general and administrative             32,456          26,317
 Interest expense                                 1,123           1,087
                                                -------         -------
                                                114,171          95,336

Income before income taxes                       13,746           5,239

Provision for income taxes                        5,636           2,210
                                                -------         -------

Net Income                                      $ 8,110         $ 3,029
                                                =======         =======

Per common share:
Net income
   Primary                                       $ 0.55          $ 0.20
   Fully diluted                                 $ 0.52          $ 0.20
Common shares and equivalents outstanding
   Primary                                   14,631,171      15,116,562
   Fully diluted                             16,738,525      15,116,562




See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)
                                               For the Six Months Ended
                                                        March 31,
                                                  1997            1996

OPERATING ACTIVITIES
Net income                                      $ 8,110         $ 3,029
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization                  6,307           4,564
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                 (14,886)         (9,647)
      (Increase) in other current assets,
         principally prepaid expenses            (1,431)         (2,594)
      Increase in accrued expenses                6,610           3,197
      (Decrease) in deferred revenue             (2,926)         (4,933)
      Other, net                                    413             160
                                                --------        --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                              2,197          (6,224)

INVESTING ACTIVITIES
Purchase of property and equipment               (4,517)         (5,226)
Capitalized computer software costs              (3,286)         (3,699)
Proceeds from sale or maturity of
   investments available-for-sale                     0          13,504
Purchase of subsidiary assets, net of
   cash acquired                                      0            (117)
                                                --------        --------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                             (7,803)          4,462

FINANCING ACTIVITIES
Principal payments on short-term debt              (200)           (100)
Proceeds from borrowings                              0           3,000
Repurchase and retirement of Company stock       (1,271)              0
Proceeds from exercise of stock options             533             235
                                                --------        --------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                               (938)          3,135

(DECREASE)INCREASE IN CASH & CASH EQUIVALENTS    (6,544)          1,373
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      12,303           1,602
                                                --------        --------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 5,759         $ 2,975
                                                ========        ========

SUPPLEMENTAL INFORMATION
Noncash investing and financing actviities:
Conversion of subordinated debentures
   to common stock                                3,980               0

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(dollars in thousands, except per share amounts)

March 31, 1997

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Operating results for the three and six-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with the current year format.


NOTE B--CASH AND CASH EQUIVALENTS

Cash equivalents--Cash equivalents are defined as short-term highly liquid investments with a maturity of three months or less at the date of purchase.


NOTE C--INCOME PER SHARE

Primary income per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus to the extent dilutive, the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures. Net income used in the calculation of fully diluted income per share is adjusted for interest expense (net of tax) on the convertible subordinated debentures.
See Note E--New Accounting Standards.


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

Also on October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair-value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclose in its annual financial statements pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to adopt the disclosure alternative, which will be presented in its year-end financial statements, and continue accounting for its stock-based compensation plans under the provisions of APB 25.

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share will exclude the dilutive effect of stock options and fully diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. The impact of SFAS 128 on the calculation of primary and fully diluted earnings per share would not be material to the quarters ended March 31, 1997 and March 31, 1996.


NOTE F--OTHER

Product development expenses (which are included in cost of software sales and maintenance and enhancements) not capitalized aggregated $8,663 and $5,929 in the six-month periods ending March 31, 1997 and 1996, respectively.

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.    Six Mos.  Three Mos.  Six Mos.
                                  Ended        Ended      Ended      Ended
                                 March 31,    March 31,  March 31,  March 31,
                                1997  1996   1997  1996
Revenues:
OnSite services                  35%   42%    35%   40%       9%       14%
Software sales                   23%   20%    24%   21%      44%       46%
Maintenance and enhancements     20%   20%    20%   20%      27%       25%
Software services                22%   18%    21%   19%      57%       39%
Interest and other revenue        0%    0%     0%    0%     (45)%     (30)%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      28%       27%

Expenses:
Cost of services, sales and
   maintenance and enhancements  62%   70%    63%   68%
Selling, general and
   administrative                25%   27%    25%   26%
Interest expense                  1%    1%     1%    1%
Income before income taxes       12%    3%     11%   5%



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

                                      Three Months          Six Months
                                          Ended                Ended
                                        March 31,            March 31,
                                      1997   1996           1997   1996

Gross Profit:
   OnSite services                     19%    19%            18%    20%
   Software sales and maintenance
      and enhancements                 61%    53%            61%    56%
   Software services                   19%     3%            18%     7%
                                       ---    ---            ---    ---
   Total                               37%    30%            37%    32%

Revenues
The 9% and 14% increases in OnSite services revenues in the second quarter and first six months of fiscal year 1997 are primarily the result of increased services provided to the City of Indianapolis, under amendments to a contract which originally commenced in December 1995. Also adding to the increase were new contracts with Raritan Valley Community College, the University of Memphis, and Norshipco and increased services provided to Continental Cablevision, Inc., under contract extensions.

Software sales increased 44% in the second quarter of fiscal year 1997 compared with the second quarter of fiscal year 1996 due primarily to increased licenses of ADAGE Enterprise Resource Planning (ERP) software to the manufacturing market and BANNER Customer Information System (CIS) software to the utility market. These increases were off-set by decreases, compared to the prior-year period, in software licenses in the higher education market. Software sales increased 46% in the first six months of fiscal year 1997 compared with the comparable period in fiscal year 1996 due primarily to the aforementioned second quarter software licenses and to the increased licenses of BANNER CIS software to the utility market in the first quarter of fiscal year 1997.

The 27% and 25% increases in maintenance and enhancements revenues in the second quarter and first six months of fiscal year 1997 is the result of the growing installed base of clients primarily in the higher education market. In addition, the Company continues to experience a high annual renewal rate on maintenance contracts.

Software services revenue increased 57% in the second quarter of fiscal year 1997 compared with the second quarter of fiscal year 1996 primarily as the result of increases in implementations and integration services in the international utility market as well as increases in ADAGE ERP implementations and support services to the manufacturing market. Software services increased 39% in the first six months of fiscal year 1997 compared with the prior-year period as a result of increases in ADAGE ERP implementations and support services and increases in implementations and integration services in the US and international utility markets and the higher education market.

Gross Profit
Gross profit increased as a percentage of total revenue (excluding interest and other revenue) from 30% to 37% for the second quarter of fiscal year 1997 and from 32% to 37% for the first six months of fiscal year 1997. The OnSite services gross profit decrease during the six-month period is the result of lower margins on new contract signings compared with older contracts. The increase in the software sales and maintenance and enhancements gross profit was the result of significant growth in license fee revenue. Additionally, the software services margin increased primarily as a result of increases in the utility business gross margin. In the first six months of fiscal year 1996, the cost of software services reflected increased expenditures in the utility business. In the second quarter of fiscal year 1996, the Company recorded a contract loss provision of $1.25 million to reflect the cost of satisfying certain obligations relating to the CIS product for U.S. utilities. These obligations were satisfied in the first quarter of fiscal year 1997.


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



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and cash equivalents balance was $5.8 million and $12.3 million at March 31, 1997 and September 30, 1996, respectively.

The cash and cash equivalents balances are derived from operations. Cash provided by operating activities was $2.2 million for the first six months of fiscal year 1997 compared to cash used of $6.2 million for the prior-year period. Operating cash flows have increased primarily due to an increase in income before depreciation and amortization. Additionally, increases in other accrued expenses are primarily the result of employee related accruals and OnSite contract commitments to purchase equipment. The increases in accounts receivable at March 31, 1997 compared to September 30, 1996 balances are due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses.

The Company provides OnSite services and software-related services, including systems implementation and integration services. Contract fees from OnSite services are typically based on multi-year contracts ranging from five to 10 years and provide a recurring revenue stream throughout the term of the contract. Software services contracts generally have shorter terms than OnSite services contracts, and billings are sometimes milestone based. During the beginning of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As an OnSite contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a software services contract.

During the first six months of fiscal year 1997, the Company's primary use of $7.8 million cash for investing activities was the purchase of equipment and capitalization of newly developed software. During the first six months of fiscal year 1996, the uses of cash for equipment purchases and software capitalization were offset by the proceeds from the sale or maturity of available-for-sale investments, which provided a net of $4.5 million in the first six months of fiscal year 1996.

The Company anticipates a fiscal year 1997 decrease in capital expenditures compared with fiscal year 1996, without taking into consideration any possible business acquisitions. Expenditures for property and equipment are expected to be lower during fiscal year 1997 as a result of no new facility or significant facility improvement projects during fiscal year 1997. Fiscal year 1997 capitalized software expenditures are expected to remain at approximately the same level as fiscal year 1996 expenditures. Although there has been a reduction in the capitalization of costs related to ADAGE ERP software, which was completed and released in November 1996, these reductions should be offset by increases in the capitalization of Banner products particularly higher education software.

Cash used in financing activities was $0.9 million for the first six months of fiscal year 1997 compared with cash provided by financing activities of $3.1 million in the first six months of 1996. Cash was used in the first six months of 1997 to repurchase and subsequently retire 184,757 shares of stock originally issued in connection with the purchase of Adage Systems International, Inc. in June 1995. Pursuant to the stock repurchase, the Company signed a note for $1.5 million with amounts payable in October 1997 and 1998.

On April 9, 1997, the Company announced that it called for redemption all of its outstanding 6 1/4% convertible subordinated debentures due September 1, 2003The redemption date was May 9, 1997. Of the $27.3 million principal amount of debentures outstanding at April 8, 1997, all but $55,000 have been converted into shares of the Company's stock. This resulted in the issuance of 1,816,000 shares of common stock, which shares were included in the fully diluted earnings per share calculation for the second quarter and first half of 1997. Interest expense related to the bonds was added back for purposes of the fully diluted earnings per share calculation for the three and six-month periods ending March 31, 1997. The remaining $55,000 principal amount of the Debentures that were not surrendered for conversion have been redeemed at the redemption price, which includes premium and accrued and unpaid interest from March 1, 1997, of $1,053.62 for each $1,000.00 principal amount of such debentures, for a total of $55,979.

At March 31, 1997 and September 30, 1996, there were no borrowings outstanding under the Company's $20 million senior revolving credit facility. This credit facility was renegotiated in April 1997. The amended agreement provides for a permanent increase in the amount of the revolving credit to $30 million and provided for a temporary increase in the revolving credit of up to an additional $5 million to be used solely to fund redemption payments on the above mentioned subordinated debenture call and will expire on October 9, 1997. The amended agreement expires in June 1999 with optional annual extensions. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends.

The Company believes that its cash and cash equivalents, cash provided by operations, and borrowing arrangements should satisfy its needs for the foreseeable future.

Primary common shares and equivalents used in the income per share calculations for the three and six-month periods ending March 31, 1997 decreased compared with the prior-year periods as a result of the aforementioned common stock repurchase and retirement of 184,757 shares in October 1996.


Contingencies
A purported class action complaint was filed against the Company and certain of its officers and directors on October 4, 1995. The plaintiff filed an amended complaint on November 28, 1995. The amended complaint alleged violations of certain disclosure and related provisions of the Federal Securities Laws. The amended complaint sought damages in unspecified amounts as well as equitable relief. In April 1996, the Company's motion to dismiss the amended complaint was granted in part and denied in part. On February 3, 1997, the plaintiff filed a Second Amended Complaint alleging violations of certain disclosure and related provisions of the Federal Securities Laws and negligent misrepresentation. On February 18, 1997, the Company filed a motion to dismiss the plaintiff's Second Amended Complaint, which motion is presently pending before the Court. Management believes the claims in the Second Amended Complaint are without merit and intends to contest the allegations vigorously. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.

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

Also on October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair-value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclose in its annual financial statements pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to adopt the disclosure alternative, which will be presented in its year-end financial statements, and continue accounting for its stock-based compensation plans under the provisions of APB 25.

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share will exclude the dilutive effect of stock options and fully diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. The impact of SFAS 128 on the calculation of primary and fully diluted earnings per share would not be material to the quarters ended March 31, 1997 and March 31, 1996.


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


Operating Leverage
Since a significant part of the Company's business results from software licensing, the Company's business is characterized by a high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If software licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. It is therefore possible that in one or more future quarters the Company's operating results will be below expectations. In such event, the price of the Company's common stock could be adversely affected

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES


PART II


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

In April 1996, the Company's Motion to Dismiss the Amended Complaint was granted in part and denied in part. On February 3, 1997, the plaintiff filed a Second Amended Complaint alleging violations of certain disclosure and related provisions of the Federal Securities
Laws and negligent misrepresentation.  On February 18, 1997, the
Company filed a motion to dismiss the plaintiff's Second Amended
Complaint, which motion is presently pending before the Court. Management believes the claims in the Second Amended Complaint are without merit and intends to contest the allegations vigorously. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot be presently determined.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 28, 1997, Gabriel A. Battista was elected as a director of the Company for a term expiring at the Company's 2000 Annual Meeting of Shareholders. There were 9,576,916 votes cast in favor of the election of Mr. Battista, 8,043 votes withheld from his election and 115,006 votes abstained. There were no broker non-votes.


Item 6(b).  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended March 31, 1997.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                          (Registrant)


Date: 05/14/97                 /s/
                           ________________________________



                          Eric Haskell
                           Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer