Form 10-Q
period 1997-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1997-08-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

16,289,975 Common shares, $.01 par value, as of August 6, 1997




               Page 1 of 18 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 1997 and September 30, 1996

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 1997 and 1996

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 1997 and 1996

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               June 30,       September 30,
                                                  1997            1996
                                              (UNAUDITED)        (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $ 10,750        $ 12,303
   Receivables, including $64,204
      and $55,146 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $2,609 and $1,590                      102,176          77,161
   Prepaid expenses and other receivables        13,178          10,208
                                               --------        --------
              TOTAL CURRENT ASSETS              126,104          99,672

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                      37,861          35,222

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               14,213          10,510

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   8,275           8,740

OTHER ASSETS AND DEFERRED CHARGES                 6,646           9,115
                                               --------        --------
TOTAL ASSETS                                   $193,099        $163,259
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                June 30,     September 30,
                                                  1997            1996
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $  7,597        $  6,674
   Current portion of long-term debt              7,385             200
   Income taxes payable                             485             398
   Accrued expenses                              23,657          12,358
   Deferred revenue                              10,051          12,653
                                               --------        --------
              TOTAL CURRENT LIABILITIES          49,175          32,283

LONG-TERM DEBT, less current portion                750          31,590
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                          2,960           2,590

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 24,000 shares, issued
      17,317 and 15,245 shares                      173             152
   Capital in excess of par value                89,408          60,526
   Retained earnings                             54,202          39,687
                                               --------        --------
                                                143,783         100,365
Less
   Held in treasury, 1,151 common
      shares--at cost                            (2,959)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                140,214          96,796
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $193,099        $163,259
                                               ========        ========


Note: The condensed consolidated balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Three Months Ended
                                                        June 30,
                                                  1997            1996

Revenues:
 OnSite services                                $24,715         $22,068
 Software sales                                  20,460          12,760
 Maintenance and enhancements                    12,602          10,545
 Software services                               17,156          10,703
 Interest and other revenue                         161             240
                                                -------         -------
                                                 75,094          56,316

Expenses:
 Cost of OnSite services                         20,056          18,196
 Cost of software sales and
    maintenance and enhancements                 11,556           9,825
 Cost of software services                       14,199           9,206
 Selling, general and administrative             18,608          13,343
 Interest expense                                     0             637
                                                -------         -------
                                                 64,419          51,207

Income before income taxes                       10,675           5,109

Provision for income taxes                        4,270           2,197
                                                -------         -------

Net Income                                      $ 6,405         $ 2,912
                                                =======         =======

Per common share:
Net income
   Primary                                       $ 0.39          $ 0.19
   Fully diluted                                 $ 0.37          $ 0.19
Common shares and equivalents outstanding
   Primary                                       16,544          15,045
   Fully diluted                                 17,355          17,130





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Nine Months Ended
                                                       June 30,
                                                  1997            1996

Revenues:
 OnSite services                               $ 70,149        $ 62,079
 Software sales                                  50,554          33,382
 Maintenance and enhancements                    38,003          30,923
 Software services                               43,899          29,917
 Interest and other revenue                         406             590
                                                -------         -------
                                                203,011         156,891

Expenses:
 Cost of OnSite services                         57,190          50,210
 Cost of software sales and
    maintenance and enhancements                 33,063          27,833
 Cost of software services                       36,150          27,116
 Selling, general and administrative             51,064          39,660
 Interest expense                                 1,123           1,724
                                                -------         -------
                                                178,590         146,543

Income before income taxes                       24,421          10,348

Provision for income taxes                        9,906           4,407
                                                -------         -------

Net Income                                      $14,515         $ 5,941
                                                =======         =======

Per common share:
Net income
   Primary                                       $ 0.95          $ 0.39
   Fully diluted                                 $ 0.87          $ 0.39
Common shares and equivalents outstanding
   Primary                                       15,271          15,096
   Fully diluted                                 17,293          15,096




See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                               For the Nine Months Ended
                                                        June 30,
                                                  1997            1996

OPERATING ACTIVITIES
Net income                                      $14,515         $ 5,941
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization                  9,527           7,701
   Provision for doubtful accounts                1,732             803
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                 (26,745)        (15,611)
      (Increase) in other current assets,
         principally prepaid expenses            (2,970)         (2,862)
      Increase in accrued expenses               11,299           2,971
      (Decrease) in deferred revenue             (2,602)         (9,084)
      Other, net                                    620            (381)
                                                --------        --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                              5,376         (10,522)

INVESTING ACTIVITIES
Purchase of property and equipment               (7,297)         (7,455)
Capitalized computer software costs              (5,633)         (5,408)
Proceeds from sale or maturity of
   investments available-for-sale                     0          13,504
Purchase of subsidiary assets, net of
   cash acquired                                      0            (657)
                                                --------        --------
NET CASH (USED IN) INVESTING ACTIVITIES         (12,930)            (16)

FINANCING ACTIVITIES
Principal payments on short-term debt            (1,700)         (1,600)
Proceeds from borrowings                          7,700          12,100
Repurchase and retirement of Company stock       (1,271)              0
Proceeds from exercise of stock options           1,330             373
Redemption of subordinated debentures
   not converted                                    (58)              0
                                                --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES         6,001          10,873

(DECREASE)INCREASE IN CASH & CASH EQUIVALENTS    (1,553)            335
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      12,303           1,602
                                                --------        --------
CASH & CASH EQUIVALENTS-END OF PERIOD           $10,750         $ 1,937
                                                ========        ========

SUPPLEMENTAL INFORMATION
Noncash investing and financing actvities:
Conversion of subordinated debentures
   to common stock                              30,294                0

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(in thousands, except per share amounts)

June 30, 1997

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Operating results for the three and nine-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


NOTE A--RECLASSIFICATION

Certain prior year information has been reclassified to conform with the current year format.

NOTE B--CASH AND CASH EQUIVALENTS

Cash equivalents--Cash equivalents are defined as short-term highly liquid investments with a maturity of three months or less at the date of purchase.

NOTE C--INCOME PER SHARE

Primary income per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus to the extent dilutive, the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures at the beginning of the period presented. Net income used in the calculation of fully diluted income per share in each period presented is adjusted for interest expense (net of tax) on the convertible subordinated debentures.
See Note F--New Accounting Standards.

NOTE D--STOCK REPURCHASE

In October 1996, the Company repurchased 185 shares of common stock at $15 per share, originally issued in the acquisition of Adage Systems International, Inc. in June 1995. The purchase of treasury stock reduced stockholders' equity. All of these shares have subsequently been retired. Pursuant to the stock repurchase, the Company agreed to pay $1,271 immediately, and signed a note for $1,500 with amounts payable in October 1997 and 1998.

NOTE E--BOND REDEMPTION

On April 9, 1997, the Company called for redemption on May 9, 1997 all of its outstanding 6 1/4% convertible subordinated debentures due September 1, 2003. The Company issued 1,816 shares of common stock for the conversion of bonds with a principal amount of $27.3 million. The
Company redeemed bonds not converted with a principal, accrued interest, and premium amount of $58.

NOTE F--NEW ACCOUNTING STANDARDS

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share will exclude the dilutive effect of stock options and fully diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. The impact is expected to result in an increase in primary earnings per share for the nine months ended June 30, 1997 and 1996 of $.05 and $.03 per share, respectively. The impact of SFAS 128 on the calculation of primary earnings per share for the quarters ended June 30, 1997 and 1996 and the calculation of fully diluted earnings per share for the these quarters and the nine-month periods then ending is not expected to be material.

NOTE G--OTHER

Product development expenditures, including software maintenance expenditures, for the nine months ended June 30, 1997 and 1996, were approximately $18,890 and $15,085, respectively. After capitalization these amounts were approximately $13,257 and $9,677, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs amounted to $1,929 and $832, respectively.

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.   Nine Mos.  Three Mos.  Nine Mos.
                                  Ended        Ended      Ended      Ended
                                 June 30,     June 30,   June 30,   June 30,
                                1997  1996   1997  1996
Revenues:
OnSite services                  33%   39%    35%   40%     12%        13%
Software sales                   27%   23%    25%   21%     60%        51%
Maintenance and enhancements     17%   19%    19%   20%     20%        23%
Software services                23%   19%    21%   19%     60%        47%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%     33%        29%

Expenses:
Cost of services, sales and
   maintenance and enhancements  61%   66%    62%   67%
Selling, general and
   administrative                25%   24%    25%   25%
Interest expense                  0%    1%     1%    1%
Income before income taxes       14%    9%    12%    7%



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

                                      Three Months          Nine Months
                                          Ended                Ended
                                        June 30,              June 30,
                                      1997   1996           1997   1996

Gross Profit:
   OnSite services                     19%    18%            18%    19%
   Software sales and maintenance
      and enhancements                 65%    58%            63%    57%
   Software services                   17%    14%            18%     9%
                                       ---    ---            ---    ---
   Total                               39%    34%            38%    33%

Revenues
The 12% and 13% increases in OnSite services revenues in the third quarter and first nine months of fiscal year 1997 are primarily the result of (1) increases in outsourcing services provided to the City of Indianapolis and MediaOne (formerly Continental Cablevision, Inc.), (2) first quarter contracts with the University of Memphis and Norshipco and (3) new contracts signed in the third quarter including the University of Montevallo. These increases were partially offset by decreased revenues compared to the prior year periods resulting from contracts which ended during the period.

Software sales increased 60% in the third quarter of fiscal year 1997 compared with the third quarter of fiscal year 1996 due primarily to increased licenses of ADAGE Enterprise Resource Planning (ERP) software to the manufacturing market and BANNER software licenses to the higher education market. Software sales increased 51% in the first nine months of fiscal year 1997 compared with the corresponding period in fiscal year 1996 due primarily to increased licenses of ADAGE ERP software in the second and third quarters, increased BANNER software licenses to the higher education market during the third quarter, and increased licenses of BANNER Customer Information System (CIS) software to the utility market in the first and second quarters of fiscal year 1997.

The 20% and 23% increases in maintenance and enhancements revenues in the third quarter and first nine months of fiscal year 1997 are the result of the growing installed base of clients primarily in the higher education market and the utility marketplace. In addition, the Company continues to experience a high annual renewal rate on maintenance contracts.

Software services revenue increased 60% and 47% in the third quarter and first nine months of fiscal year 1997, compared with the corresponding periods of fiscal year 1996, primarily as the result of increases in implementations and integration services in the U.S. and international utility markets and the higher education market and increases in ADAGE ERP implementations and support services to the manufacturing market.


Gross Profit
Gross profit increased as a percentage of total revenue (excluding interest and other revenue) from 34% to 39% for the third quarter of fiscal year 1997 and from 33% to 38% for the first nine months of fiscal year 1997 as compared with the respective periods in the prior fiscal year. The increase in the software sales and maintenance and enhancements gross profit was the result of significant growth in license fee revenue. The software services margin increased primarily as a result of increases in the utility business gross margin. In the first nine months of fiscal year 1996, the cost of software services reflected increased expenditures in the utility business. In the second quarter of fiscal year 1996, the Company recorded a contract loss provision of $1.25 million to reflect the cost of satisfying certain obligations relating to the CIS product for U.S. utilities. These obligations were satisfied in the first quarter of fiscal year 1997. The increases in gross profit for the three and nine-month periods ended June 30, 1997 were offset by decreases in the international utility business where additional costs were incurred in the third quarter as a result of contract delays and overruns.


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



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

The Company's cash and cash equivalents balance was $10.8 million and $12.3 million at June 30, 1997 and September 30, 1996, respectively.

Cash provided by operating activities was $5.3 million for the first nine months of fiscal year 1997 compared to cash used of $10.5 million for the prior-year period. Operating cash flows have increased primarily due to an increase in income before depreciation and amortization. Additionally, increases in other accrued expenses are primarily the result of employee related accruals and increases in client equipment purchase obligations resulting from OnSite services contracts. The increases in accounts receivable at June 30, 1997 compared to September 30, 1996 balances are due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses.

The Company provides OnSite services and software-related services, including systems implementation and integration services. Contract fees from OnSite services are typically based on multi-year contracts ranging from five to 10 years and provide a recurring revenue stream throughout the term of the contract. Software services contracts usually have shorter terms than OnSite services contracts, and billings are sometimes milestone based. During the beginning of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As an OnSite contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a software services contract.

During the first nine months of fiscal year 1997, the Company's primary use of $12.9 million cash for investing activities was the purchase of equipment and capitalization of newly developed software. During the first nine months of fiscal year 1996, the uses of cash for equipment purchases and software capitalization were largely offset by the proceeds from the sale or maturity of available-for-sale investments.

The Company signed a long-term lease agreement in May 1997 for a new office building in its Malvern campus. The Company anticipates that it will begin to incur fit-up and remodeling costs in approximately the second quarter of fiscal year 1998 and rent payments should begin shortly thereafter. Fiscal year 1997 capitalized software expenditures are expected to remain at approximately the same level as fiscal year 1996 expenditures. Although there has been a reduction in the capitalization of costs related to ADAGE ERP software, a major version of which was completed and released in November 1996, these reductions should be offset by increases in the capitalization of costs related to the continual development of Banner products, particularly higher education software.

Financing activities provided cash of $6.0 million and $10.9 million at June 30, 1997 and 1996, respectively. During the first nine months of fiscal year 1997, cash was primarily provided by borrowings on the Company's senior revolving credit facility. This was offset by cash used to repurchase and subsequently retire 185 thousand shares of stock originally issued in connection with the purchase of Adage Systems International, Inc. in June 1995. Pursuant to the stock repurchase, the Company signed a note for $1.5 million with amounts payable in October 1997 and 1998. Similarly, cash was primarily provided during the first nine months of fiscal year 1996 by borrowings on the Company's credit facility.

On April 9, 1997, the Company announced that it called for redemption all of its outstanding 6 1/4% convertible subordinated debentures due September 1, 2003. The redemption date was May 9, 1997. Of the $27.3 million principal amount of debentures outstanding at April 8, 1997, all but $55 thousand were converted into shares of the Company's common stock. This resulted in the issuance of 1,816 thousand shares of common stock.

The Company has a senior revolving credit facility, available for general corporate purposes, which was renegotiated during the quarter ended June 30, 1997. The amended agreement provides for a permanent increase in the amount of the revolving credit to $30 million. The credit facility agreement expires in June 1999 with optional annual extensions. As long as borrowings are outstanding and as a condition precedent to new borrowings, the Company must comply with certain covenants, and the Company is prohibited from paying any dividends other than stock dividends. At June 30, 1997 $6.2 million was outstanding. The Company repaid these amounts in July 1997 using cash provided by operations.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share will exclude the dilutive effect of stock options and fully diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. The impact of FAS 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.


Cautionary Statement
The matters discussed herein and elsewhere that are forward-looking statements including statements concerning the Company's or management's intentions, beliefs, expectations or predictions for the future, are based on current management expectations that involve risks and uncertainties which could cause actual results to differ materially from those anticipated. Potential risks and uncertainties that could affect the Company's future operating results include without limitation, the effect of publicity on demand for the Company's products and services, general economic conditions, the Company's ability to attract and retain highly skilled technical, managerial, sales and marketing personnel, continued market acceptance of the Company's products and services, the timing of the receipt of software licenses, the timing of services contracts and renewals, the timing and complexity of large transactions, continued competitive and pricing pressures in the marketplace, the Company's ability to develop and market new and updated products and enhancements cost effectively and on a timely basis, and the Company's ability to complete fixed-price contracts profitably. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to accurately schedule and predict.

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


Item 6(a).  Exhibits

Exhibit 10.1 -- Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.

Exhibit 10.2 -- Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.

Exhibit 10.3 -- Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.

Exhibit 11 -- Statement re:  Computation of Per Share Earnings

Exhibit 27 -- Financial Data Schedule


Item 6(b).  Reports on Form 8-K

The registrant filed a current report on Form 8-K dated April 9, 1997.  Under
Item 5, the registrant gave notice that it elected to redeem and will redeem on May 9, 1997 all of its outstanding, authenticated and registered 6 1/4 % Convertible Subordinated Debentures Due 2003. As of April 8, 1997, the principal amount of Debentures outstanding was $27,295.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 08/14/97                 /s/ Eric Haskell
                          ________________________________



                          Eric Haskell
                          Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer