Form 10-K
period 1997-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1997-12-19
CIK 707606

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 1997     Commission File No. 0-11521

                   SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                            23-1701520
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

                              4 Country View Road
                          Malvern, Pennsylvania  19355
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (610) 647-5930

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                5% Convertible Subordinated Debentures Due 2004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes     X       No
                                          ----------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                      $768,388,771 at December 12, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                      16,618,011 shares at December 12, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1998 is incorporated by reference to the extent provided in Part III, Items 10-13.

                               TABLE OF CONTENTS
                               ----- -- --------

                                                                                             Page
Item Number and Caption                                                                     Number
-----------------------                                                                     ------
PART I
------

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders


PART II
-------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure


PART III
--------

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions


PART IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART I

ITEM 1.  BUSINESS.
------   --------

     Systems & Computer Technology Corporation ("SCT" or the "Company"), incorporated in Delaware in 1968, develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology outsourcing services ("OnSite services"). In addition, the Company offers a series of related services including systems implementation, systems integration, and maintenance and enhancements (collectively "software services"). The Company's served vertical markets are higher education, manufacturing & distribution, utilities and local government.

     The Company's software and services allow clients to enhance their ability to compete through improved quality of information. The Company's focus on four vertical markets enables it to develop and utilize a base of industry expertise to deliver products and services which address specific client requirements. By offering a continuum of information technology solutions ranging from application software to large-scale outsourcing contracts, the Company makes available technology and management tools to enable clients to manage information resources efficiently and cost-effectively.

     BANNER(R) and SCT(R) are registered trademarks of the Company, ADAGE(TM), BANNERQuest(TM), Banner2000(TM), Plus2000(TM) and BANNER Object:Access(TM) are trademarks of the Company and SinglePoint Solutions(SM) and OnSite(SM) are service marks of the Company. All other trade names referenced herein are the service marks, trademarks or registered trademarks of their respective companies or organizations.

Markets

     In fiscal year 1997, approximately 45% of the Company's revenues was derived from the higher education market, approximately 22% was derived from the local government market, approximately 21% was derived from the utility market, and approximately 12% was derived from the manufacturing & distribution market. The Company's foreign operations represented approximately 7% of the Company's fiscal year 1997 revenues.

Higher Education

     The Company provides software and OnSite services and application software to higher education institutions. SCT has developed substantial functional knowledge and technical expertise about the information technology requirements of higher education institutions.

     SCT targets the 2,200 English speaking institutions of higher education with enrollments greater than 2,000 students for its software and services. Many of these targeted customers are currently using computer systems which are likely prospects for replacement, as they are less cost effective and require a higher level of maintenance than systems that the Company provides.

The Company serves this market with its Banner2000, Plus2000, web enabled administrative software and SCT's services. Approximately 300 of these institutions are potential candidates for SCT's OnSite services.

Local Government

     The information technology services and application software markets for local government jurisdictions are highly fragmented, with many competitors, including in-house computing departments of local governments, custom software programmers, and packaged application software companies. Local governments, which are conservative in their decisions regarding capital expenditures and long-term contracts, are influenced by the acceptance by other local governments of a particular company's product or service. The Company serves its target market of approximately 1,000 local government entities with certain of the BANNER application software products and SCT's software and OnSite services.

Utilities

     The Company provides administrative application software and software and OnSite services to the utility market. SCT's target market includes approximately 1,000 water, gas and electric utilities. The Company believes that deregulation of the utility market in the United States and the United Kingdom is driving significant investment in information technology and customer services. Clients range from mid-size municipalities to investor-owned utilities serving millions of customers.

Manufacturing & Distribution

     ADAGE software, an enterprise resource planning (ERP) system, and software and OnSite services are marketed to the process manufacturing industry. The Company believes that ERP systems are being increasingly adopted by manufacturers, which are re-engineering their business processes to serve customers better. SCT targets the approximately 8,400 process manufacturers and distributors which have over $100 million in annual revenue.

Services and Products

     The Company's revenues are derived from several sources: OnSite services, software licenses, software services, and maintenance and enhancements.

OnSite Services

     The Company provides OnSite services, which are comprised of a range of information technology outsourcing services encompassing end-user computing solutions, network management, applications outsourcing, and business process outsourcing. These services are designed to assume total or partial control of and responsibility for clients' information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

     SCT personnel located at a client's site become an integral part of the client's operations, working with managers and users at all levels as a focal point for information systems activity. SCT site personnel also draw upon SCT's staff of specialists to address special issues and projects. SCT can manage, staff, and support most aspects of a client's information systems and operations, including data center management and operations, disaster recovery, short-term and long-range planning, user liaison and functional consulting, technical support services, application and systems software support, office automation, microcomputer maintenance, systems integration, telecommunications services, and network integration.

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

     In fiscal 1997, SCT began offering "service objects," which are separate service offerings, such as Y2K Solutions and Business Recovery Services, allowing for scalable contracts based upon client need. The Company also began offering its SinglePoint Solutions to assist utilities and energy companies in serving the newly deregulated utility market. By combining software applications, information technology outsourcing and operations management, a utility or energy service company can access SCT's customer management application software products while SCT operates the client's back office functions.

Software Licenses

     The Company develops and licenses application software to each of its served vertical markets. The component applications of the BANNER product line are developed for a client/server, Oracle relational database environment. ADAGE software, introduced to the process and hybrid manufacturing & distribution market in 1995, is an object based, ERP system which combines client/server technology with multi-site functionality using a number of relational database platforms including Oracle and Microsoft SQL Server. The following are the Company's key application software products:

     Banner2000 and Plus2000. Banner2000 is SCT's net-centric, object based software for administrative computing in higher education. This suite of software applications is built with a business process orientation and a business enterprise focus. The software enables institutions to process student information including financial aid, student records, admissions, and registration in a centralized or distributed information environment using workflow, imaging, and self service on the world wide web. In addition, Banner2000 offers systems to assist with common administrative functions, including human resources and financial management. Plus2000 offers a suite of web enabled administrative applications to traditional mainframe and minicomputer-based institutions.

     BANNER Internet Applications. SCT's web applications address client requirements for decentralized routine processing and inquiry while maintaining centralized control of information and access. These applications are currently available for the higher education market under the product names Web for Students, Web for Employees, and Web for Faculty & Advisors. Students can check the availability of courses, build a schedule and register on line, apply for financial aid, apply for admissions, and determine admission status. Information about their grades, schedules and transcripts is available and they can query the system about their account balances and addresses.

     BANNER for Utilities. SCT provides a suite of BANNER software applications to gas, electric, water, waste water, refuse, and other utilities. This software is rule-based, can be quickly adapted for changes in business strategy and provides utilities with customer management, marketing, and supply chain management tools to support their changing needs and competitive requirements. In fiscal 1997, the Company released a graphically enhanced version of its BANNER Customer Information System (CIS) that provides multi-company support for large utilities. BANNER CIS assists utilities in providing customer service, responding to customer inquiries, supporting new service offerings, generating accurate and timely billing, and managing back office resources.

     BANNER for Government. SCT shifted its government software focus in fiscal 1997 to concentrate on the changing conditions in the courts arena. SCT enhanced its BANNER Courts Case Management product which helps streamline complex court processing including docket management, scheduling, and document management. Other products available from SCT in the government market include records indexing, cash receipts, occupational tax and license, property tax, finance, and human resources.

     ADAGE. SCT offers its ADAGE ERP software to the process and hybrid manufacturing & distribution industries. ADAGE consists of objects configured around industry-specific business and supply chain processes. ADAGE enables users to integrate corporate functions such as manufacturing planning, sales forecasting, procurement, inventory management, distribution, and finance. ADAGE is designed to meet the specific requirements of process manufacturers including food and beverage, chemicals, metals, minerals, and consumer packaged goods manufacturers on the Windows NT and UNIX platforms.

     The Company currently has an agreement with Oracle Corporation allowing the Company to sublicense a limited use ORACLE system, which enables a client to use ORACLE with BANNER at a significantly lower cost than a full-use ORACLE license. The agreement expires in February 1999. The Company's results of operations could be adversely affected if ORACLE's market acceptance declined or its customer base eroded.

Software Services

     The Company provides support services to its software licensees, including implementation, modification, user training, and consulting services. When obtaining a license to use SCT's application software, clients typically purchase specific initial services, such as installation, training, and other client support activities. The Company also provides systems integration services in connection with the implementation of the Company's application software. These services provide clients with the opportunity to unite diverse technical components to more effectively and efficiently solve their business problems through the application of technology, customized software development and networks.

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

Maintenance and Enhancements

     In addition to a license of the Company's application software, clients typically enter into a maintenance agreement with the Company, usually for terms ranging from one to seven years, which entitles the client to telephone support, regulatory updates, and functional and technical enhancements. The annual maintenance fee generally is 15% of the license fee, and generally increases each year by a specified percentage.

Product Development

     SCT devotes substantial resources to product development in order to address evolving clients' needs and provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, systems software, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 1997, 1996 and 1995 were approximately $25,941,000, $21,247,000 and $12,856,000, respectively. After capitalization approximately $18,434,000, $14,811,000, and $9,472,000, respectively, of these amounts were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs amounted to approximately $2,850,000, $1,458,000 $871,000, respectively.

     In fiscal 1996, SCT established the SCT Object Technology Center (the "OTC") to focus on the development of innovative approaches to delivering high quality products that require less end user training and reduce development and maintenance costs. In addition to research and development efforts focused on technical innovation, the OTC intends to evaluate solutions that consider "best practices" for the markets served by the Company. Through the OTC, SCT intends to continue to investigate and deploy object methodology, standards, and tools and to monitor software industry standards in order to refine Company solution architectures. During fiscal 1997, the OTC began developing SCT Workflow, a business process framework that can underlie the Company's software solutions.

     Several divisions of the Company have already developed and introduced object-based technologies. Object technology and object based approaches have enabled SCT to configure the ADAGE product around the core business processes of key vertical industries. BANNER Object: Access allows standardized business logic for ad hoc reporting in the higher education and government markets, and is used more extensively in Banner2000 than in previous releases. The BANNER Records Indexing product uses object technology to allow remote access functionality through the World Wide Web so that pre-approved title companies, attorneys, and others can perform title searches from a convenient location.

     The Company is developing, for the commercial training and education market, a web-enabled distance learning product, named SCT Aspire, to address the administrative aspects of education in the non-traditional classroom. For the higher education market, the Company is developing two more web products, named Web for Executives and Web for Alumni, and is enhancing its Banner2000 products and the web-enabled graphical user interface for the Plus2000 products. For the manufacturing & distribution market, the Company is developing enhancements to its existing ADAGE software. Currently under development for the utilities market are a new BANNER application for Work Management that will focus on transmission and distribution management, web access products similar in approach to the Company's higher education web products, and other customer management solutions.

     The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

     The Company attracts clients primarily through the following means: its own sales force of approximately 117 direct salespersons and support staff, of which approximately 99 are engaged in selling software licenses and related services and approximately 18 are engaged in selling the Company's OnSite services; referrals from existing clients and others; and active participation in industry conferences, trade shows, and seminars within its markets. In the higher education, utilities, and manufacturing & distribution markets, the Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

     The sales cycle for the Company's software and services typically ranges from six to 24 months and involves product demonstrations and site visits. Contracts are often offered by means of a public bidding procedure, certain of which require the Company to appear at public hearings.

     Although the Company's divisions have separate sales organizations, each focuses on cross selling opportunities to market the products and services of the other. Each sales group is comprised of regional salespersons, industry specialists, and corporate and client-based technical specialists.

Competition

     In each of its markets, SCT has able competitors, which differ depending upon the characteristics of the customer including its size, geographic location, and computing environment. Many established competitors have greater marketing, technical, and financial resources than the Company, and there can be no assurance that SCT will be able to continue to compete successfully with existing or new competitors.

     In the OnSite services business, the Company competes with several large providers of services, including International Business Machines Corporation ("IBM"), and Electronic Data Systems Corporation ("EDS"), as well as smaller providers such as Business Records Corporation. In the software services business, the Company competes with several large providers of systems integration services, including IBM, EDS, Andersen Consulting, Cambridge Technology Partners, and the so-called Big Six accounting firms, as well as smaller providers of software consulting services. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation, and price.

     In the application software business, the Company competes with other providers of packaged application software and companies offering to develop custom software. Competition also varies by vertical market. Within the higher education market, the Company's principal competitors are PeopleSoft, Inc. and Datatel. The local government and utility markets are highly fragmented and competition varies significantly within these markets depending upon the customers' computing platforms. Competitors in the local government market include Progressive Solutions, Inc., Crawford Consulting, and Justice Systems Inc. in Courts; Eagle Computer Systems, Inc., New Vision, and Mainline in Records Indexing; PeopleSoft, Oracle Corporation, Bitech Software, Inc., KPMG, The Computer Center, Inc., and Ross Systems, Inc. in Finance and Human Resources; and Eagle and Cole Layer Trumble in Property Tax. Competitors in the utilities market include SAP, Severn Trent, ORCOM, IBM, and Andersen Consulting. The manufacturing & distribution market is highly competitive and competitors include SAP, PeopleSoft, Baan, Marcam Corp, Oracle, J.D. Edwards, Systems Software

Associates, Ross, and qad Systems. Competitive factors in all the software markets served by the Company include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.

Backlog

     At September 30, 1997, the revenues expected to be received by SCT under OnSite services contracts, which are based on proposed budgeted amounts in those contracts, and under software license and services agreements, including systems integration, enhancements, maintenance, support services, and software implementation, modification, and training, amount to approximately $638 million as compared to approximately $415 million at September 30, 1996 and extend through June 2007. Of the $638 million, approximately $188 million is expected to be recognized in fiscal 1998. Approximately $404 million of the $638 million applies to OnSite services contracts. These figures include, in connection with OnSite services contracts, any guaranteed minimum price increases provided in the contracts.

     SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of educational institutions and government jurisdictions. Any such reductions could impact new contracts as well as existing contracts. Certain educational institutions and government jurisdictions cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 1997 includes approximately $220 million of OnSite services contracts with fiscal funding clauses.

     Backlog is not necessarily indicative of actual revenues for any succeeding period.

Proprietary Software Protection

     SCT's software is proprietary and SCT relies primarily upon copyright, trade secret laws, and internal non-disclosure safeguards generally incorporated in its software license agreements to protect its software. There can be no assurance that such protection will be effective. In addition, other holders of patents and copyrights may assert claims of infringement with respect to the Company's products. To date, SCT is not aware of any material breach in the security of its products or any claims of infringement asserted against it.

Employees

     As of September 30, 1997, the Company employed approximately 2,700 employees, of which approximately 600 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 12 employees at one client site. The Company considers its relationship with its employees to be satisfactory.

     When the Company receives a new OnSite services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.

Executive Officers of SCT

     The Executive Officers of SCT are as follows:

                                                Position and Office
       Name                  Age                  Currently Held
------------------           ---       ------------------------------------

Michael J. Emmi               55       Chairman of the Board, President and
                                       Chief Executive Officer; Director

Michael D. Chamberlain        53       Senior Vice President; President, SCT
                                       Software Group; Director

Eric Haskell                  51       Senior Vice President, Finance and
                                       Administration, Treasurer, and Chief
                                       Financial Officer

Richard A. Blumenthal         49       Senior Vice President, General
                                       Counsel and Secretary

Mark A. Cochran               40       Vice President, Human Resources
                                       and Organizational Strategy

     Officers are appointed by the Board of Directors, typically at its first meeting after the annual meeting of shareholders for such terms as the Board of Directors shall determine or until their successors have been elected and have qualified.

Business Experience During the Past Five Years of Each Officer

     Michael J. Emmi has served as Chairman of the Board, President, and Chief Executive Officer of the Company since May 1985. Prior thereto, he held various senior management positions with General Electric Information Services Company, a unit of General Electric Company. He is also a director of National Media Corporation and CompuCom Systems, Inc.

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

     Eric Haskell has served as Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company since July 1990, and prior thereto, as Vice President, Finance and Administration, Treasurer and Chief Financial Officer since March 1989. He is also a director of Orbit/FR, Inc.

     Richard A. Blumenthal has served as Senior Vice President, General Counsel and Secretary of the Company since July 1990, and prior thereto, as Vice President, General Counsel and Secretary since July 1987. He has been General Counsel of the Company since December 1985.

     Mark A. Cochran has served as Vice President, Human Resources and Organizational Strategy since September 1997. Prior thereto, he held the following positions in the Company's Technology Management Division: Vice President, East Region from August 1996 to September 1997; Vice President, Atlantic Region from May 1995 to August 1996; and General Manager, West Coast North Region from January 1995 to May 1995. Prior to joining the Company, he was National Director, Biomedical Computer Systems for the American Red Cross from January 1991 to January 1995.

ITEM 2.  PROPERTIES.
------   ----------

     SCT occupies three adjacent buildings in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company's corporate offices are located in an approximately 47,000 square-foot facility owned by the Company, which also includes employees of other divisions of the Company. The Company also owns an approximately 56,200 square-foot facility, and leases an approximately 48,900 square-foot facility under a lease which expires on August 15, 2005. In May 1997 the Company entered into a ten year lease for an approximately 70,000 square foot new office building at its Malvern campus. The facility is currently under construction and is scheduled to be completed in August 1998.

     The Company owns and occupies an approximately 45,000 square-foot facility in Rochester, New York. The Company leases an approximately 28,600 square-foot facility in Lexington, Kentucky under a lease which expires on March 31, 1999. The Company owns and occupies an approximately 60,000 square-foot facility in Columbia, South Carolina. SCT leases sales offices in various cities throughout the United States and also leases office space in Basingstoke, England and Manchester, England.

     SCT believes that its facilities are adequate for its present business needs.

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

     On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995 and a second amended complaint on February 3, 1997. The class period alleged is from June 5, 1995 through October 2, 1995. The second amended complaint sought damages in unspecified amounts as well as equitable relief.

     In April 1996, the Company's Motion to Dismiss the amended complaint was granted in part and denied in part. In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment as to all claims in the action. The Company anticipates that the plaintiff will file an appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. Management believes any appeal would be without merit and intends to contest vigorously an appeal. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot be presently determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

SCT's Common Stock is traded on the Nasdaq Stock Market under the symbol "SCTC." The following table sets forth the high and low sale prices on the Nasdaq Stock Market for the specified quarter.

PERIOD

Year ended September 30, 1997                      HIGH               LOW
-------------------------------------------------------------------------
1st Quarter                                      16 3/4            12 1/2
2nd Quarter                                      22 1/2            15 3/4
3rd Quarter                                      27 5/8            19 3/8
4th Quarter                                      45 1/4            26 1/2

Year ended September 30, 1996                      HIGH               LOW
-------------------------------------------------------------------------
1st Quarter                                          27            16 7/8
2nd Quarter                                      20 1/4            13 1/2
3rd Quarter                                      18 1/4            10 3/4
4th Quarter                                      15 3/4            11 1/2

The approximate number of stockholders of record of SCT's Common Stock as of September 30, 1997 was 470.

SCT has not paid any dividends for more than the last two fiscal years. The Company's revolving credit agreement limits the amount of non-stock dividends that may be paid.


ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------


(in thousands except share amounts) Year Ended September 30        1997         1996          1995*       1994**       1993
-----------------------------------------------------------------------     --------      --------    --------     --------
Revenues                                                       $290,046     $215,258      $176,148    $148,214     $120,168
Income before income taxes and extraordinary credit              38,617       16,003        10,316      17,794       11,223
Provision for income taxes                                       15,726        6,884         7,258       6,148        4,511
Income before extraordinary credit                               22,891        9,119         3,058      11,646        6,712
Extraordinary credit: net operating loss carryforwards                -            -             -           -        2,901
Net income                                                       22,891        9,119         3,058      11,646        9,613
Primary income per share before extraordinary credit               1.43         0.62          0.22        0.86         0.53
Fully diluted income per share before extraordinary credit         1.31         0.61          0.21        0.83         0.51
Primary net income per share                                       1.43         0.62          0.22        0.86         0.75
Fully diluted net income per share                                 1.31         0.61          0.21        0.83         0.74
Primary average equivalent shares outstanding                    15,990       14,696        14,030      13,517       12,780
Fully diluted average equivalent shares outstanding              17,904       16,781        14,399      15,818       13,196
Working capital                                                  83,217       67,389        63,555      59,239       50,432
Total assets                                                    209,704      163,259       150,983     128,809      110,082
Long-term debt                                                    2,549       31,590        31,790      34,500       34,500
Stockholders' equity                                            150,425       96,796        85,565      65,481       51,282
                                                               ========     ========      ========    ========     ========

* Includes charge of $8,700 for purchased research and development in the year ended September 30, 1995. Results without the charge for purchased research and development would have resulted in income before extraordinary credit of $11,758 and fully diluted income per share before extraordinary credit of $0.80.

** Effective October 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes," with an immaterial cumulative effect. Prior to 1994, the benefits of net operating loss and tax credit carryforwards were classified as extraordinary credits.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATION.
         ----------------------------------



The purpose of this section is to give interpretive guidance to the reader of the financial statements. For specific policies and breakdowns, refer to the consolidated financial statements and disclosures.


OVERVIEW

Systems & Computer Technology Corporation (the "Company") develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology outsourcing services. In addition, the Company offers a series of related services including systems implementation, systems integration, and maintenance and enhancements. The Company's markets are higher education, manufacturing & distribution, utilities, and government. The Company's focus on four vertical markets enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

     The Company provides support services to its software licensees, including implementation, modification, user training, and consulting services. Maintenance and enhancements contracts allow customers access to telephone support services, regulatory updates, and functional and technical enhancements. Services revenues are derived from a variety of professional support services, which include systems implementation and support, consulting and education services, and information systems planning and integration.

     The Company's systems integration services contracts provide for software customization and integration to add functionality to a client's system. These contracts are typically longer in term than software support services and shorter in term than information technology outsourcing services.

     The Company provides OnSite services, which are comprised of a range of information technology outsourcing services encompassing end-user computing solutions, network management, applications outsourcing, and business process outsourcing. These services are designed to assume total or partial control of and responsibility for clients' information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel, and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

RESULTS OF OPERATIONS

The following table sets forth: (a) income statement items as a percentage of total revenues and (b) for revenues, the percentage change for each item from the prior year.


                                                              % Change from
                                   % of Total Revenues           Prior Year
                             -------------------------     ----------------
Year Ended September 30       1997      1996      1995      1997       1996
------------------------------------------------------     -----      -----
Revenues:
OnSite services                34%       39%       38%       16%        26%
Software sales                 26%       22%       23%       64%        16%
Maintenance and
   enhancements                18%       20%       20%       24%        20%
Software services              22%       19%       18%       51%        31%
Interest and other
   revenue                       -         -        1%     (10)%      (67)%
                             -----     -----     -----     -----      -----
Total                         100%      100%      100%       35%        22%
                             =====     =====     =====     =====      =====

Expenses:
Cost of services, sales,
   and maintenance
   and enhancements            62%       67%       63%
Selling, general and
   administrative              25%       25%       25%
Charge for purchased
   research and
   development                   -         -        5%
Interest expense                 -        1%        1%
Income before income
   taxes                       13%        7%        6%
                             =====     =====     =====

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

                        1997     1996     1995
----------------------------    -----    -----
Gross Profit:
OnSite services          18%      19%      22%
Software sales and
   maintenance
   and enhancements      64%      57%      56%
Software services        18%      12%      19%
                       -----    -----    -----

Total                    38%      33%      36%
                       =====    =====    =====

Revenues: Growth in OnSite services revenue largely results from significant contract signings. The 16% increase in OnSite services revenue in the year ended September 30, 1997 was primarily the result of (1) increases in outsourcing services provided to the City of Indianapolis and MediaOne (formerly Continental Cablevision, Inc.), (2) first quarter contract signings with the University of Memphis and NORSHIPCO and (3) new contracts signed in the third quarter including the University of Montevallo and Agrilink Foods (formerly Curtice Burns Foods). This new contract with Agrilink Foods also included the license of ADAGE enterprise resource planning (ERP) software and implementation services. These fiscal year 1997 increases were partially offset by reduced revenues from contracts that ended during the period. The 26% increase in OnSite services revenue in the year ended September 30, 1996, was the result of new agreements, including a five-year agreement with MediaOne and an agreement with the City of Indianapolis. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 1997, 1996, and 1995, were 71%, 88%, and 97%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during that period which have expiration dates in a later period.

     Software sales increased 64% in fiscal year 1997 compared to fiscal year 1996 due primarily to increased licenses of ADAGE ERP software to the manufacturing market, increased BANNER software licenses to the higher education market and increased licenses of BANNER Customer Information System (CIS) software to the utility market. Software sales increased 16% in fiscal year 1996 compared with fiscal year 1995 due primarily to increased licenses of ADAGE ERP software. Additionally, licenses of BANNER to the utilities and local government markets increased in fiscal year 1996 compared with the prior year.

     The 24% and 20% increases in maintenance and enhancements revenue in fiscal years 1997 and 1996 were the result of the growing installed base of clients in the higher education, utility, and manufacturing and distribution marketplaces. In addition, the Company continues to experience a high annual renewal rate on existing maintenance contracts.

     Software services revenue increased 51% in fiscal year 1997 compared to fiscal year 1996, primarily as the result of increases in ADAGE ERP implementation and support services to the manufacturing market and implementation and integration services in the utility and higher education markets. Software services revenue increased 31% in fiscal year 1996 compared with fiscal year 1995 primarily as the result of increases in BANNER implementation and support services to the higher education market and ADAGE ERP implementation services in the manufacturing and distribution markets. Also adding to the increase in software services revenue in 1997 and 1996 is the continued growth of systems integration services provided to the international utilities market.

     The decrease in interest and other revenue in fiscal year 1996 is primarily attributable to a decreased short-term investment portfolio compared with the prior year.

Gross Profit: Gross profit increased as a percentage of total revenue (excluding interest and other revenue) from 33% to 38% for fiscal year 1997 as compared with fiscal year 1996. The increase in the software sales and maintenance and enhancements gross profit was primarily the result of significant growth in license fee revenue. The software services margin increased primarily as a result of increases in the utility and manufacturing businesses' gross margin. Additionally, in fiscal year 1996, the software services costs reflected increased expenditures in the utility business, including a second quarter contract loss provision of $1.25 million to reflect the cost of satisfying certain obligations relating to the BANNER CIS product. These obligations were satisfied during fiscal year 1997. The increases in software services' gross profit for the year were partially offset by decreases in the international utility gross profit, where additional costs were incurred in the third and fourth quarters resulting from contract delays and cost overruns. The Company is continuing to focus on installation and systems integration services in each of its markets. These services have historically resulted in a decreased profit margin when compared to a revenue mix with a higher percentage of license fees. The decreased gross margin in OnSite services is the result of lower margins on new contract signings compared with older contracts.

     Gross profit decreased as a percentage of total revenue (excluding interest and other revenue) from 36% to 33% for fiscal year 1996 compared to 1995. The decreased gross profit in OnSite services was the result of lower margins on new contract signings compared with older contracts. The decreases in software services gross profit were primarily the result of the increased cost of services required to satisfy certain contract obligations relating to the CIS product, as well as increased expenditures associated with the manufacturing and distribution business acquired in June 1995.

Adage Acquisition: In June 1995, the Company acquired Adage Systems International, Inc. ("Adage") for consideration of one million shares of common stock valued at approximately $10.9 million. Adage offered an enterprise resource planning system to multinational users in the manufacturing and distribution industries. In conjunction with the acquisition, the Company incurred a charge of $8.7 million for in-process research and development. Included in this amount were the fair values of Adage products under development that had not reached technological feasibility at the time of the acquisition. These products were incorporated into the June 1996 ADAGE 2.3 ERP software release, which has subsequently been further enhanced through the releases of ADAGE 2.4 and 2.5.

Income Taxes: The provision for income taxes for the year ended September 30, 1997 reflects the benefit of the research and development tax credit which was in effect for the entire fiscal year, but is scheduled to expire in June 1998. The provision for the year ended September 30, 1996 reflects the impact of valuation allowances provided with respect to tax loss carryforwards in various state and foreign jurisdictions and the relative impact of non-deductible expenses. The fiscal year 1995 provision for income taxes does not reflect the customary relationship between income and tax expense principally due to the write-off of purchased research and development, which is not deductible for tax purposes. The fiscal year 1995 effective tax rate would have been 38% without the write-off of purchased research and development.

     At September 30, 1997, the Company has $29.3 million of tax loss carryforwards in various state and foreign jurisdictions. The state loss carryforwards expire in various periods ending September 30, 2011. The foreign tax losses have indefinite carryforwards. At September 30, 1997, the Company has net deferred tax assets of $1.8 million related primarily to the expected benefit of foreign tax loss carryforwards. The Company's foreign subsidiaries must generate approximately $4.6 million in pretax earnings in order to realize the related net deferred tax asset. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the Company's net deferred tax assets.

     The Company has filed an application for change in accounting method with the Internal Revenue Service. If accepted, this method change could result in a reclassification from current income taxes payable to deferred income taxes of approximately $7 million.

Foreign Operations: The functional currency is the local currency of the Company's foreign subsidiary. Foreign operations represented approximately 7% of the Company's consolidated 1997 revenue. The net assets of the international subsidiary is approximately $2 million at September 30, 1997. The Company does not believe its foreign currency exposure is significant and analyzes the desirability of hedging the exposure on an ongoing basis.

Cyclical Nature of Business: Certain factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, impending Year 2000 issues, and general economic and political conditions. While the Company has historically generated a greater portion of license fees in total revenue in the last two fiscal quarters, the non-seasonal factors cited above may have a greater effect than seasonality on the Company's results of operations.

LIQUIDITY, CAPITAL RESOURCES, AND
FINANCIAL POSITION

The Company's cash and cash equivalents balance was $29.8 million and $12.3 million at September 30, 1997 and 1996, respectively. At September 30, 1997 and 1996, the Company had no short-term investments.

     The available cash and cash equivalents balances are derived from continuing operations. Cash provided by operating activities was $33.5 million for fiscal year 1997 compared with $14.6 million for fiscal year 1996. The increase in cash provided by operations reflects the increase in net income for fiscal year 1997 compared to the prior year period. The increases in accounts receivable at September 30, 1997 compared to September 30, 1996 balances are due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses. Additionally, increases in other accrued expenses are primarily the result of employee related accruals and increases in commitments as the result of increased revenues at the end of the year, such as increased payments due to third parties and increases in client equipment purchase obligations resulting from OnSite services contracts. The increase of $4.8 million in income taxes payable at September 30, 1997 compared with September 30, 1996 reflects the aforementioned application for change in accounting method. If accepted, this method change could result in a reclassification from current income taxes payable to deferred income taxes of approximately $7 million. The increase in deferred revenue at September 30, 1997 compared with 1996 is primarily the result of increases in prepayments for the Company's maintenance and enhancements services, which are recognized as revenue over the period of service.

     The Company provides OnSite services and software-related services, including systems implementation and integration services. Contract fees from OnSite services are typically based on multi-year contracts ranging from five to 10 years and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than OnSite services contracts, and billings are sometimes milestone based. During the beginning of a typical services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As a services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a software services contract.

     The Company's working capital at September 30, 1997 and 1996 was $83.2 million and $67.4 million, respectively.

     Cash used in investing activities was $19.3 million for fiscal year 1997 compared with $4.1 million for fiscal year 1996. The Company's primary use of cash for investing activities was the purchase of equipment and capitalization of newly developed software. During fiscal year 1996, the uses of cash for equipment purchases and software capitalization were largely offset by the proceeds from the sale or maturity of available-for-sale investments.

     The Company signed a long-term lease agreement in May 1997 for a new office building at its Malvern campus. The Company anticipates that it will begin to incur fit-up and remodeling costs in approximately the second quarter of fiscal year 1998 with rent payments beginning shortly thereafter. Fiscal year 1998 capitalized software expenditures are expected to remain at approximately the same level as fiscal year 1997 expenditures.

     Cash provided by financing activities increased $3.2 million from September 30, 1996 to September 30, 1997. During fiscal year 1997, cash was provided by the exercise of stock options by the Company's employees and borrowings on the Company's financing arrangements. This was offset by cash used to repay the borrowings and to repurchase and subsequently retire 184 thousand shares of stock originally issued in connection with the purchase of Adage Systems International, Inc. Pursuant to the stock repurchase, the Company signed a note for $1.5 million with amounts payable in October 1997 and 1998. In fiscal year 1996, the Company's financing activities consisted primarily of the borrowing and repayment of the Company's senior revolving credit facility.

     On April 9, 1997, the Company called for redemption its outstanding 6 1/4% convertible subordinated debentures due September 1, 2003. The redemption date was May 9, 1997. During fiscal year 1997, 2.1 million shares were issued related to the conversion of all but $55 thousand of the remaining convertible subordinated debentures, of which, 1.8 million shares were issued on the redemption date. Had these converted shares been outstanding for the full year ended September 30, 1997, primary earnings per share would have decreased by $.09 to $1.34.

     The Company has a senior revolving credit facility, available for general corporate purposes, which was renegotiated during the quarter ended June 30, 1997. The amended agreement increased the amount of the revolving credit to $30 million. The credit facility agreement expires in June 1999 with optional annual renewals. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants were amended in 1997 to allow the Company to pay non-stock dividends, repurchase capital stock, and make distributions of assets to shareholders as long as the aggregate amount does not exceed $5 million in any fiscal year. There were no borrowings outstanding at September 30, 1997 or 1996.

     On October 22, 1997, the Company issued $65 million of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. On November 6, 1997, pursuant to an underwriters' option, the Company issued an additional $9.75 million of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $52.75 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000 at prices decreasing from 102.5% of the principal amount to par on October 15, 2003.

     The Company believes that its cash and cash equivalents, cash provided by operations, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

     Primary common shares and equivalents used in the income per share calculation have increased as a result of (1) employee stock option exercises during the years ended September 30, 1997, 1996 and 1995, (2) shares issued pursuant to the aforementioned May 1997 redemption of $27.3 million principal amount of convertible subordinated debentures, and (3) for 1995, shares issued for the Adage acquisition. Equivalent shares used in the fully diluted income per share calculation increased in 1997 versus 1996 primarily as a result of an increased dilutive effect of stock options related to the Company's rising stock price. The 1996 equivalent shares used in the fully diluted income per share calculation increased versus 1995 primarily as a result of the inclusion of the increased number of shares that would be outstanding assuming the conversion of the 6 1/4% convertible subordinated debentures at the beginning of the period presented.

Contingencies: On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995 and a second amended complaint on February 3, 1997. The class period alleged is from June 5, 1995 through October 2, 1995. The second amended complaint sought damages in unspecified amounts as well as equitable relief.

     In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment as to all claims in the action. The Company anticipates that the plaintiff will file an appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. Management believes any appeal would be without merit and intends to vigorously contest an appeal. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.

New Accounting Standards: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share will exclude the dilutive effect of stock options and fully diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. The impact is expected to result in an increase in primary earnings per share for the years ended September 30, 1997, 1996 and 1995 of $.10, $.03 and $.01 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for the year ended September 30, 1997 is expected to result in an increase of $.06 and for the years ended September 30, 1996 and 1995 is not expected to be material.

     In November 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which is effective for fiscal years beginning after December 15, 1997. SOP 97-2 introduces a new framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. The SOP requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. The adoption of SOP 97-2 is not expected to have a material impact on the Company's results of operations or financial condition.

Cautionary Statement: Since a significant part of the Company's business results from software licensing, the Company's business is characterized by a high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If software licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. It is therefore possible that in one or more future quarters the Company's operating results will be below expectations. In such event, the price of the Company's common stock could be adversely affected.

     The Company's internal business information systems have been evaluated for Year 2000 compliance and steps are being taken to resolve the Year 2000 issue. The Company utilizes third-party vendor network equipment, telecommunication products, and other third-party software products, which may or may not be Year 2000 compliant. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding third-party products. While delays in the implementation of the Year 2000 solutions or failure of any critical technology components to operate properly in the Year 2000 could adversely affect the Company's operations, at this time, management believes that resolution of the Year 2000 issue will not have a materially adverse effect on the Company's results of operations. The Company's current software products offered for license to end-user customers have been analyzed for Year 2000 compliance and are Year 2000 compliant. Where current clients are using older versions of the Company's software under current maintenance contracts, the Company is working with the clients to resolve their Year 2000 issues. The Company does not believe any of the above elements will have a material impact on the Company's results of operations or financial condition.

     Certain of the Company's contracts are subject to fiscal funding clauses, which provide that in the event of budgetary constraints, the client is entitled to reduce the level of services to be provided by the Company with a corresponding reduction in the fee to be paid by the client, or in certain circumstances, to terminate the services altogether. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients of the Company representing a substantial portion of the Company's revenues were to invoke the fiscal funding provisions of their OnSite services contracts, the Company's results of operations could be adversely affected.

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

     The matters discussed herein and elsewhere that are forward-looking statements, including statements concerning the Company's or management's intentions, beliefs, expectations, or predictions for the future, are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Potential risks and uncertainties that could affect the Company's future operating results include without limitation the effect of publicity on demand for the Company's products and services; general economic conditions; the Company's ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel; continued market acceptance of the Company's products and services; the extent to which demand for the Company's products and services may diminish over time as organizations resolve the Year 2000 problem; the timing of the receipt of software licenses; the timing of services contracts and renewals; the timing and complexity of large transactions; continued competitive and pricing pressures in the marketplace; the Company's ability to develop and market new and updated products and enhancements cost-effectively and on a timely basis; and the Company's ability to complete fixed-price contracts profitably. The Company is investing in the development of new products and in improvements to existing products; however, software development is a complex and creative process that can be difficult to schedule and predict accurately.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

                                                     CONSOLIDATED BALANCE SHEETS


(in thousands except per share amounts) September 30                         1995                       1996
------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                             $  29,809                  $  12,303
  Receivables, including $59,311 and $55,146 of
    earned revenues in excess of billings, net of
    allowance for doubtful accounts of $4,098 and $1,590                  100,543                     77,161
  Prepaid expenses and other receivables                                    8,473                     10,208
                                                                    -------------              -------------

Total Current Assets                                                      138,825                     99,672

Property and Equipment - at cost, net of accumulated depreciation          40,710                     35,222
Capitalized Computer Software Costs, net of accumulated
  amortization of $10,413 and $7,563                                       15,167                     10,510
Cost in Excess of Fair Value of Net Assets Acquired, net of
  accumulated amortization of $2,957 and $2,337                             8,121                      8,740
Other Assets and Deferred Charges                                           6,881                      9,115
                                                                    -------------              -------------

Total Assets                                                             $209,704                   $163,259
                                                                    =============              =============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                       $ 10,023                   $  6,674
  Current portion of long-term debt                                         1,225                        200
  Income taxes payable                                                      5,000                        398
  Accrued expenses                                                         22,649                     12,358
  Deferred revenue                                                         16,711                     12,653
                                                                    -------------              -------------

Total Current Liabilities                                                  55,608                     32,283
                                                                    -------------              -------------

Long-Term Debt, net of current portion                                      2,549                     31,590
Deferred Taxes and Other Long-Term Liabilities                              1,122                      2,590
                                                                    -------------              -------------

Total Liabilities                                                          59,279                     66,463
                                                                    -------------              -------------

Stockholders' Equity
  Preferred stock, par value $.10 per share - authorized
    3,000 shares, none issued
  Common stock, par value $.01 per share - authorized
    24,000 shares, issued 17,573 and 15,245 shares                            176                        152
  Capital in excess of par value                                           91,240                     60,526
  Retained earnings                                                        62,578                     39,687
                                                                    -------------              -------------

                                                                          153,994                    100,365

Less:
  Held in treasury, 1,151 common shares - at cost                          (2,959)                    (2,959)
  Notes receivable from stockholders                                         (610)                      (610)
                                                                    -------------              -------------

                                                                          150,425                     96,796
                                                                    -------------              -------------

Total Liabilities and Stockholders' Equity                               $209,704                   $163,259
                                                                    =============              =============


See notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands except per share amounts) Year Ended September 30                    1997               1996               1995
--------------------------------------------------------------------------------------       ------------     --------------
Revenues
 OnSite services                                                             $  97,677          $  84,183          $  66,904
 Software sales                                                                 76,948             46,821             40,376
 Maintenance and enhancements                                                   52,109             42,013             35,145
 Software services                                                              62,694             41,552             31,631
 Interest and other revenue                                                        618                689              2,092
                                                                          ------------       ------------       ------------
                                                                               290,046            215,258            176,148
                                                                          ------------       ------------       ------------


Expenses
 Cost of OnSite services                                                        79,650             67,852             51,927
 Cost of software sales and maintenance and enhancements                        46,879             38,546             31,681
 Cost of software services                                                      51,627             36,586             27,082
 Selling, general and administrative                                            72,053             53,921             43,746
 Charge for purchased research and development                                       -                  -              8,700
 Interest expense                                                                1,220              2,350              2,696
                                                                          ------------       ------------       ------------
                                                                               251,429            199,255            165,832
                                                                          ------------       ------------       ------------
Income before income taxes                                                      38,617             16,003             10,316
Provision for income taxes                                                      15,726              6,884              7,258
                                                                          ------------       ------------       ------------
Net income                                                                   $  22,891          $   9,119          $   3,058
                                                                          ============       ============       ============

Per common share:
 Net income
   Primary                                                                   $    1.43          $    0.62          $    0.22
   Fully diluted                                                             $    1.31          $    0.61          $    0.21
Common shares and equivalents outstanding:
   Primary                                                                      15,990             14,696             14,030
   Fully diluted                                                                17,904             16,781             14,399
                                                                          ============       ============       ============

See notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except per share amount) Year Ended September 30,          1997          1996          1995
------------------------------------------------------------------------------    ----------     ---------
Operating Activities
Net Income                                                           $  22,891     $  9,119       $ 3,058
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Charge for purchased research and development                           -            -         8,700
     Depreciation and amortization                                      12,808       10,961         8,942
     Provision for doubtful accounts                                     4,136        1,212           508
     Deferred tax provision                                             (1,051)         740         1,073
     Changes in operating assets and liabilities:
       (Increase) in receivables                                       (27,518)      (8,103)      (17,887)
       Decrease (increase) in other current assets
         principally prepaid expenses                                    1,735        1,557        (4,409)
       Increase in accounts payable                                      3,349        1,440         1,407
       Increase (decrease) in income taxes payable                       4,809          231          (820)
       Increase in accrued expenses                                     10,291          470         1,750
       Increase (decrease) in deferred revenue                           3,711       (1,560)         (129)
     Changes in other operating assets and deferred charges             (1,690)      (1,454)         (130)
                                                                     ---------     --------       -------

Net Cash Provided by Operating Activities                               33,471       14,613         2,063
                                                                     ---------     --------       -------

Investing Activities
Purchase of property and equipment                                     (11,837)     (10,404)      (13,683)
Capitalized computer software costs                                     (7,507)      (6,436)       (3,384)
Proceeds from the sale or maturity of investments available-for-sale         -       13,504        20,829
Purchase of investments available-for-sale                                   -            -       (11,687)
(Increase) in notes receivable form stockholders                             -            -          (610)
Purchase of subsidiary, net of cash acquired                                 -         (789)       (1,374)
                                                                     ---------     --------       -------
Net Cash (Used in) Investing Activities                                (19,344)      (4,125)       (9,909)
                                                                     ---------     --------       -------
Financing Activities
Principal payments on long-term debt                                    (7,955)     (12,700)         (305)
Proceeds from long-term debt                                             9,659       12,600             -
Repurchase and retirement of Company stock                              (1,367)           -             -
Proceeds from exercise of stock options                                  3,042          313         2,068
                                                                     ---------     --------       -------
Net Cash Provided by Financing Activities                                3,379          213         1,763
                                                                     ---------     --------       -------
Increase (Decrease) in Cash and Cash Equivalents                        17,506       10,701        (6,083)
                                                                     ---------     --------       -------
Cash and Cash Equivalents at Beginning of Year                          12,303        1,602         7,685
                                                                     ---------     --------       -------
Cash and Cash Equivalents at End of Year                             $  29,809     $ 12,303       $ 1,602
                                                                     =========     ========       =======
Supplemental Information
Noncash investing and financing activities:
  Conversion of subordinated debentures into common stock            $  31,220     $      -       $ 3,225
  Purchase of subsidiary - noncash portion                           $       -     $      -       $11,949

See notes to consolidated financial statements.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Unearned
                                                                                                       Compensation
                                                                                                          and Notes
                                                   Common         Capital                                Receivable           Total
                                                    Stock    in Excess of      Retained     Treasury           from   Stockholders'
(in thousands except per share amounts)         Par Value       Par Value      Earnings        Stock   Stockholders          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                        $136         $40,869       $27,510     $(2,959)         $ (75)        $ 65,481
Stock issued under stock option plans,
  including tax benefits, 364 shares                    4           3,482                                                     3,486
Earned restricted stock compensation                                                                            47               47
Issuance of stock for acquisition, 1,000 shares        10          10,868                                                    10,878
Conversion of 6 1/4% convertible subordinated
  debentures, 215 shares                                2           3,223                                                     3,225
Notes receivable from stockholders                                                                            (610)            (610)
Net income, year ended September 30, 1995                                         3,058                                       3,058
Balance at September 30, 1995                         152          58,442        30,568      (2,959)          (638)          85,565
                                                ===================================================================================

Stock issued under stock option plans,
  including tax benefits, 65 shares                                 1,960                                                     1,960
Issuance of stock due to warrants exercised,
  28 shares                                                           124                                                       124
Earned restricted stock compensation                                                                            28               28
Net income, year ended September 30, 1996                                         9,119                                       9,119
Balance at September 30, 1996                         152          60,526        39,687      (2,959)          (610)          96,796
                                                ===================================================================================

Stock issued under stock option plans,
  including tax benefits, 435 shares                    5           3,244                                                     3,249
Stock repurchase and retirement, 184 shares            (2)         (2,865)                                                   (2,867)
Conversion of 6 1/4% convertible subordinated
  debentures, 2,081 shares                             21          30,335                                                    30,356
Net income, year ended September 30, 1997                                        22,891                                      22,891
Balance at September 30, 1997                        $176         $91,240       $62,578     $(2,959)         $(610)        $150,425
                                                ===================================================================================

See notes to consolidated financial statements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (in thousands except per share amounts)



NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries. Intercompany items have been eliminated in consolidation.

Nature of Operations: The Company provides computing management services and administrative client/server application software in the higher education, local government, utilities, and manufacturing & distribution markets. In fiscal year 1997, approximately 45% of the Company's revenues was derived from the higher education market, approximately 22% was derived from the local government market, approximately 21% from the utility market, and approximately 12% was derived from the manufacturing & distribution market. The principal markets for the Company's offerings are in the U.S. In fiscal year 1997, the Company's foreign operations represented approximately 7% of revenues and the Company's export sales represented 4% of revenues.

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

Revenue Recognition: During the first several years of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheets as unbilled accounts receivable. As a contract proceeds, services are performed and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. Ninety-nine percent of the unbilled receivables at September 30, 1997 resulting from OnSite services contracts will be billed within the normal twelve-month business cycle, although additional unbilled receivables will continue to build based on the terms of the contracts. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

     Certain contracts provide for reimbursement of expenses, which are classified as a reduction of operating expenses in the accompanying financial statements.

     Certain of the Company's OnSite services contracts are subject to "fiscal funding" clauses, which provide that, in the event of budgetary constraints, the client is entitled to reduce the level of services to be provided by the Company with a corresponding reduction in the fee to be paid by the client or, in certain circumstances, to terminate the services altogether. Revenues are recognized under such contracts only when the likelihood of cancellation is considered by the Company to be remote.

     The Company recognizes revenue upon delivery of software, receipt of a signed contractual obligation, and substantial payment due from the customer within normal trade terms, if no significant vendor obligations remain. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as additions or modifications to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreement. The Company's policy is to charge interest on or discount unbilled software and services receivables not expected to be billed within one year, which were approximately $1,375 and $1,000 at September 30, 1997 and 1996, respectively. The Company classifies such receivables as current assets consistent with its business cycle. The Company does not separately present the cost of maintenance and enhancements revenues because it is impracticable to separate such cost from the cost of software sales.

     The Company has "bundled" contracts, which include both OnSite management services and software licenses. Because licensing of the software is not dependent on continuation of the OnSite management services portion of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded consistent with other OnSite management services contracts.

     The Company provides software-related services, including systems implementation and integration services. Services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the percentage of completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.

Cash Equivalents: Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). In accordance with the provisions of SFAS 115, the Company classifies marketable equity securities and debt securities as available-for-sale. At September 30, 1997 and 1996, the Company had no short-term investments.

Long-Lived Assets: In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The statement, which was adopted by the Company on October 1, 1996, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be sold or discarded. As the Company's accounting policies prior to the adoption of SFAS 121 have provided for similar accounting treatment, the effect of adoption was not material to the Company's financial condition or results of operations.

     Equipment is depreciated over its estimated useful life, for periods ranging from three to 10 years, using the straight-line method. Buildings and related improvements are depreciated using the straight-line method, for periods not to exceed 30 years.

     Cost in excess of fair value of net assets acquired is associated with companies acquired. It is amortized over periods ranging between 15 and 20 years using the straight-line method. In accordance with SFAS 121, the Company periodically reviews the cost in excess of fair value of net assets acquired to assess recoverability by comparing the carrying value to the undiscounted future cash flows of the related assets. An impairment would be recognized in operating results if a permanent diminution in value were to occur.

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

Income per Share: Primary income per share is computed using the weighted average number of common shares outstanding, plus, to the extent dilutive, common stock equivalents. Fully diluted income per share is based on an increased number of shares that would be outstanding assuming the exercise of stock options when the Company's stock price at the end of the period is higher than the average stock price within the respective period, plus to the extent dilutive, the increased number of shares that would be outstanding, assuming conversion of the 6 1/4% convertible subordinated debentures at the beginning of the period presented. Net income used in the calculation of fully diluted income per share in each period presented is adjusted for interest expense (net of tax) on the convertible subordinated debentures. On May 9, 1997, the Company called its 6 1/4% convertible subordinated debentures and all but $55 of the debentures were converted into common stock. Subsequent to May 9, 1997, the weighted average effect of the converted shares are included in primary income per share. The fully diluted income per share calculation for the year ended September 30, 1995 did not include the anti-dilutive effect of the convertible subordinated debentures.

Covenants-Not-To-Compete: These amounts are amortized using the straight-line method over 60 months, their contractual lives, from their respective acquisition dates.

Foreign Currency Translation: The functional currency is the local currency of the Company's foreign subsidiary. Assets and liabilities of a foreign subsidiary are translated into U.S. dollars at current exchange rates and resulting translation adjustments are included as a separate component of stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur. As of September 30, 1997, the currency translation adjustment was immaterial to the Company's consolidated financial statements.

New Accounting Standards: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128), which is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share will exclude the dilutive effect of stock options and fully diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. The impact is expected to result in an increase in primary earnings per share for the years ended September 30, 1997, 1996 and 1995 of $.10, $.03 and $.01 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share for the year ended September 30, 1997 is expected to result in an increase of $.06 and for the years ended September 30, 1996 and 1995 is not expected to be material.

     In November 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which is effective for fiscal years beginning after December 15, 1997. SOP 97-2 introduces a new framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. The SOP requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. The adoption of SOP 97-2 is not expected to have a material impact on the Company's results of operations or financial condition.

Reclassifications: Certain prior year information has been reclassified to conform with current year presentation.

NOTE B - ACQUISITIONS

In June 1995, the Company acquired Adage Systems International, Inc. (Adage), including all existing Adage software, technology and operations for consideration of 1,000 shares of common stock valued at approximately $10,900. At the time of the acquisition, these shares were not registered and could not be sold immediately; as a result, the valuation reflected a discount from the fair market value of the underlying shares.

     Under the terms of the purchase agreement, the Company may be required to pay additional consideration in either additional shares (up to 1,500 shares) of common stock or a combination of additional shares of common stock and cash, in the event that the market price of the common stock approximately five years after the closing is lower than the base price. The base price may not be lower than $15 or higher than $50, and will be determined pursuant to a formula tied to the pretax profits of Adage during the five-year period commencing October 1, 1995. Certain future payments would result in an adjustment to the purchase price. On October 17, 1996, the Company repurchased and subsequently retired 184 shares issued in the transaction for $2,867. As a result, the number of shares subject to the terms of the additional consideration calculation has been reduced. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a charge to operations of $8,700 for in-process research and development at the time of the acquisition. In addition, the Company charged approximately $2,000 to the cost of the acquisition for incremental costs including professional fees and other costs directly related to the acquisition. The cost in excess of fair value of net assets acquired is being amortized over 15 years. The purchase price was allocated as follows:


Purchased software                                           $  2,800
Purchased research and development (a)                          8,700
Cost in excess of fair value of assets acquired                 3,018
Deferred taxes                                                 (1,039)
Net liabilities assumed                                          (596)
                                                             --------

Total purchase price                                         $ 12,883
                                                             ========

(a) Purchased research and development charged to expense at date of purchase, represents the estimated fair value of specifically identified projects under development that did not meet the applicable accounting criteria for capitalization.


In December 1994, the Company acquired the IntelliSource Software Group, a division of the privately held Management Analysis Company. IntelliSource Software Group products serve the utility market. The Company will pay a purchase price of $1,200 in increments over a four-year period. Under the terms of the purchase agreement, the Company may be required to make additional payments contingent upon the performance of the IntelliSource Software Group over a five-year period. At September 30, 1997, management does not anticipate additional payments will be required.

The pro forma effect of these acquisitions on operations is immaterial.

NOTE C - PROPERTY AND EQUIPMENT


September 30                                          1997             1996
----------------------------------------------------------         --------

Land                                              $  1,377         $  1,316
Building                                            20,092           14,968
Computer equipment and
   software                                         27,209           20,030
Other equipment, furniture,
   fixtures and building
   improvements                                     20,099           20,896
                                                  --------         --------

                                                    68,777           57,210


Less accumulated depreciation                       28,067           21,988
                                                  --------         --------

                                                  $ 40,710         $ 35,222
                                                  ========         ========


Depreciation expense for the years ended September 30, 1997, 1996 and 1995 was $6,349, $5,317 and $3,832, respectively.


NOTE D - OTHER ASSETS AND DEFERRED CHARGES


September 30                                          1997             1996
----------------------------------------------------------         --------

Deferred costs and sales
   commissions related to
   OnSite services contracts
   in progress (a) (b)                            $  3,528         $  2,788
Purchased software (b) (c)                           1,725            2,918
Deferred debt issuance expenses (b) (d)                  -            1,011
Covenants-not-to-compete (b)                           157              779
Other                                                1,471            1,619
                                                  --------         --------

                                                  $  6,881         $  9,115
                                                  ========         ========


(a)  Amortized over the remaining term of the OnSite services contract.
(b)  Shown net of accumulated amortization.
(c)  Includes software received as part of business acquisitions.
(d) Amortized over the term of the related debt. During fiscal year 1997, the 6 1/4% subordinated debentures were called by the Company and all but $55 were converted into common stock (Note E). Accordingly, the remaining unmortized debt issuance costs were reflected as a reduction of capital in excess of par value.

NOTE E - LONG-TERM DEBT

September 30                                       1997             1996
-------------------------------------------------------        ---------

Financing agreement                              $1,799          $     -
Promissory note issued in connection
   with the repurchase of Company stock           1,500                -
Promissory note issued in connection
   with the IntelliSource Software
   acquisition                                      475              515
6 1/4% convertible subordinated
   debentures, due 2003                               -           31,275
                                             ----------        ---------

Total long-term debt                              3,774           31,790
Less current portion                              1,225              200
                                             ----------        ---------

Long-term debt, net of current portion           $2,549          $31,590
                                             ==========        =========

Aggregate annual maturities of long-term debt, including interest, are as follows: 1998 - $1,225, 1999 - $1,020, 2000 - $360, 2001 - $360, and thereafter
- $809.

     In April 1997, the Company increased its senior revolving credit agreement from $20,000 to $30,000. The credit agreement terminates in June 1999 with optional annual renewals. There were no borrowings outstanding at September 30, 1997 or 1996. During the fiscal year ended September 30, 1997, the Company made $7,700 in borrowings. The interest rate under the agreement is based on one of three formulae - one tied to the prime rate of the lender, one at a rate offered by the bank and another tied to the London Interbank Offered Rate (LIBOR). The weighted average interest rate on borrowings outstanding during 1997 was 6.17%. The commitment fee on the unused funds available for borrowing under the agreement is 5/16%. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants were amended in 1997 to allow the Company to pay non-stock dividends, repurchase capital stock, and make distributions of assets to shareholders as long as the aggregate amount does not exceed $5,000 in any fiscal year.

     In August 1997, the Company entered into a $4,000 financing agreement in connection with an OnSite services contract. At September 30, 1997, the Company had $1,799 drawn on the agreement. The agreement provides for the Company to use the balance in pre-determined increments by December 1998, at which time the outstanding amount will be paid down in 60 equal monthly installments.

     In October 1996, the Company signed a promissory note for $1,500 in connection with the repurchase and retirement of shares originally issued in connection with the acquisition of Adage (Note B). The note will be paid in two installments commencing on the first anniversary date.

     The Company signed a promissory note on December 7, 1994 in connection with the acquisition of the IntelliSource Software Group, with an original face amount of $800. The note payments commenced on the first anniversary date and continue on each of the following three anniversaries until the note is paid in full. Interest is accreted over the life of the note.

     In September 1993, the Company issued $34,500 of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures were convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $15 per share. During the fiscal year ended September 30, 1995, $3,225 of the convertible subordinated debentures were converted into 215 shares of common stock of the Company. On April 9, 1997, the Company announced that it called for redemption all of its outstanding 6 1/4% convertible subordinated debentures. The redemption date was May 9, 1997. During fiscal year 1997, 2,081 shares were issued related to the conversion of all but $55 of the remaining convertible subordinated debentures, of which 1,816 shares were issued on the redemption date. Had the 2,081 converted shares been outstanding for the full year ended September 30, 1997, primary earnings per share would have decreased by $.09 to $1.34. The Company redeemed bonds not converted with a principal, accrued interest, and premium amount of $58.

     On October 22, 1997, the Company issued $65,000 of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. On November 6, 1997, pursuant to an underwriters' option, the Company issued an additional $9,750 of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $52.75 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000 at prices decreasing from 102.5% of the principal amount to par on October 15, 2003.

     Interest paid on the convertible subordinated debentures and the revolving credit agreement during the years ended September 30, 1997, 1996, and 1995 was $904, $2,183, and $2,093, respectively.

NOTE F - BENEFIT PLANS

Stock Option Plans: The Company has stock option plans for the benefit of its key employees and non-employee directors that provide for the grant of options to purchase the Company's common stock at not less than the fair market value on the date of the grant.

     The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At September 30, 1997, only stock options have been issued pursuant to the plan.

     There were 585 shares of common stock reserved for future grants under the stock option plans at September 30, 1997. The outstanding stock options expire on various dates through 2007. Options granted to employees have 10-year terms and vest and become fully exercisable at the end of three years of continued employment. There are 885 options granted to senior management which have six-year terms and vest and become exercisable when certain performance conditions are met. At September 30, 1997 none of these options were exercisable. In addition, 90 options granted to non-employee directors, of which 36 are exercisable at September 30, 1997, have six-year terms and vest and become fully exercisable in five years.

     In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and disclose pro forma net income and earnings per share assuming the fair value method had been applied.

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and make the pro forma disclosures required by SFAS 123. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:

Year Ended September 30                            1997             1996
-------------------------------------------------------
As Reported:
Net income                                      $22,891           $9,119
Primary income per share                           1.43             0.62
Fully Diluted income per share                     1.31             0.61

Pro Forma:
Net income                                      $22,462           $8,950
Primary income per share                           1.41             0.61
Fully Diluted income per share                     1.29             0.61


Because the method of accounting under SFAS 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.0% and 5.6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 47.1% and 45.1%; and a weighted-average expected life of an option of four years.

A summary of the Company's stock option activity, and related information for the years ended September 30, follows:

                                   -----------------------------
                                                            1997                              1996                              1995
                                   -----------------------------     -----------------------------     -----------------------------

                                                       Weighted-                         Weighted-                         Weighted-
                                                         Average                           Average                           Average
                                           Shares Exercise Price             Shares Exercise Price             Shares Exercise Price
------------------------------------------------------------------------------------------------------------------------------------


Outstanding at beginning of year          2,600           $13.81            2,596           $13.47            2,599           $11.15
Granted                                     274            14.64              160            17.12              530            20.77
Exercised                                  (435)            7.01              (65)            4.60             (364)            5.69
Canceled                                   (148)           15.98              (91)           18.14             (169)           18.06
                                   -----------------------------     -----------------------------     -----------------------------


Outstanding at end of year                2,291           $15.14            2,600           $13.81            2,596           $13.47
                                   =============================     =============================     =============================


Options exercisable at year end             968           $10.35            1,220           $ 7.91            1,047           $ 6.01


Weighted-average fair value of options
   granted during the year               $ 6.40                            $ 7.19

The following table summarizes information about stock options outstanding and exercisable at September 30, 1997:

                                         Outstanding           Exercisable
                                --------------------     -----------------
                                Weighted-
                                  Average  Weighted-             Weighted-
                                Remaining    Average               Average
Range of                      Contractual   Exercise              Exercise
Exercise Prices       Shares  Life (yrs.)      Price     Shares      Price
--------------------------------------------------------------------------
$  2.63 - $ 13.50        822       4.58     $ 7.71          594     $ 5.48
  14.00 -   19.38      1,046       3.94      18.50          281      16.99
  19.75 -   33.19        423       5.72      21.30           93      21.37
--------------------------------------------------      ------------------
$  2.63 -   33.19      2,291       4.50     $15.14          968     $10.35

Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan (ESOP) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (ESOT) to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 1997 there were 1,030 shares held by the ESOT.

Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 1997, there were 81 restricted shares sold but not exchanged for unrestricted shares.

     The Company has a 1985 Restricted Stock Incentive Plan, which expired on June 30, 1995. Under the plan, shares were awarded to key persons and are restricted with the effect that, for the term of the restrictions, the recipient may not sell, assign, transfer or otherwise hypothecate any of the shares. Restricted stock awards under the 1985 plan vested to the recipients over a number of years, in equal annual installments as determined by the Compensation Committee of the Board of Directors, and were recorded at the fair market value of the shares on the date of the award as unearned compensation. The unearned compensation was charged to operations ratably over the vesting period. Under the plan, 605 shares were issued. At September 30, 1997 all shares were vested.

Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses under this plan for the years ended September 30, 1997, 1996, and 1995 were $2,253, $1,835, and $1,432, respectively.

NOTE G - INCOME TAXES

The components of the provision for income taxes are as follows:

Year ended September 30                     1997            1996            1995
------------------------------------------------     -----------     -----------
Current:

Federal                                  $13,090          $4,592          $4,059

State                                      3,687           1,957           1,974

Foreign                                        -            (405)            152
                                        --------        --------        --------
Total Current                             16,777           6,144           6,185

Deferred                                  (1,051)            740           1,073
                                        --------        --------        --------

                                         $15,726          $6,884          $7,258
                                        ========        ========        ========

A reconciliation of the provision for income taxes to the federal statutory rate follows:

Year ended September 30                     1997            1996            1995
------------------------------------------------     -----------     -----------
Expected federal tax rate                  35.0%           35.0%           35.0%
Adjustments due to:
  Effect of state income tax                7.4%            6.1%           12.4%
  Purchased research
    and development                           --              --           29.5%
  Foreign net operating
    loss not benefited                        --            2.2%              --
  Research and
    development tax credit                 (3.1)%         (2.3%)          (7.3)%
  Other                                      1.4%           2.0%            0.8%
                                        ---------      ---------       ---------

                                            40.7%          43.0%           70.4%
                                        =========      =========       =========

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

     At September 30, 1997, the Company has $29.3 million of tax loss carryforwards in various state and foreign jurisdictions. The state tax loss carryforwards expire in various periods ending September 30, 2011. The foreign tax losses have indefinite carryforwards. At September 30, 1997 and 1996, the Company has a valuation allowance of $1,258 and $1,048, respectively, with respect to the deferred tax assets related to the state and foreign carryforwards.

     Income taxes paid during fiscal years ended September 30, 1997, 1996 and 1995 were $6,500, $6,029 and $9,921, respectively.

     The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities as of September 30, 1997 and 1996 are as follows:


September 30                                                   1997        1996
-------------------------------------------------------------------     -------
Deferred Tax Assets:
Purchased research and development
    (1992 acquisition)                                      $ 1,960     $ 2,163
Accrued expenses and reserves                                 2,941       1,573
Tax loss carryforwards, net of
   valuation allowance                                        1,826         417
Purchased software                                              393           4
                                                            -------     -------
Total Deferred Tax Assets                                     7,120       4,157

Deferred Tax Liabilities:
Depreciation and amortization                                (1,820)       (948)
Software capitalization                                      (5,983)     (4,146)
Prepaids and other accelerated expenses                        (629)     (1,400)
Purchased software                                               --         (10)
                                                            -------     -------

Total Deferred Tax Liabilities                               (8,432)     (6,504)
                                                            -------     -------

Net Deferred Tax Liability                                  $(1,312)    $(2,347)
                                                            =======     =======

NOTE H - PRODUCT DEVELOPMENT, COMMITMENTS,
AND OTHER ITEMS

Product development expenditures, including software maintenance expenditures, for the years ended September 30, 1997, 1996, and 1995, were approximately $25,941, $21,247, and $12,856, respectively. After capitalization (Note A) these amounts were approximately $18,434, $14,811, and $9,472, respectively, and were charged to operations as incurred. For the same years, amortization of capitalized software costs amounted to $2,850, $1,458, and $871, respectively.

     Rent expense for the years ended September 30, 1997, 1996, and 1995 was $3,425, $2,909, and $2,043, respectively. Aggregate rentals payable under significant non-cancelable lease agreements with initial terms of one year or more at September 30, 1997, are as follows:


Fiscal year                                      Amount
-------------------------------------------------------
1998                                            $ 3,339
1999                                              3,331
2000                                              2,920
2001                                              2,339
2002                                              1,679
thereafter                                        8,425
                                                -------

                                                 22,033
                                                =======

NOTE I - LEGAL MATTERS

On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995 and a second amended complaint on February 3, 1997. The class period alleged is from June 5, 1995 through October 2, 1995. The second amended complaint sought damages in unspecified amounts as well as equitable relief.

     In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment as to all claims in the action. The Company anticipates that the plaintiff will file an appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. Management believes any appeal would be without merit and intends to vigorously contest an appeal. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot presently be determined.

NOTE J - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996:

                                                December 31,              March 31,                June 30,           September 30,
                                      ----------------------   --------------------    --------------------      ------------------
Three Months Ended                         1997         1995       1997       *1996        1997        1996          1997    **1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                              $  60,532     $ 47,819   $ 67,385    $ 52,756    $ 75,094    $ 56,316      $ 87,035  $ 58,367
Gross Profits                            22,293       16,580     24,787      15,713      29,122      18,849        35,070    20,443
Income before income taxes                6,003        3,873      7,743       1,366      10,675       5,109        14,196     5,655
Provision for income taxes                2,461        1,610      3,175         600       4,270       2,197         5,820     2,477
Net income                            $   3,542     $  2,263   $  4,568    $    766    $  6,405    $  2,912      $  8,376  $  3,178
Primary net income per share          $    0.24     $   0.15   $   0.31    $   0.05    $   0.39    $   0.19      $   0.47  $   0.22
Fully diluted net income per share    $    0.23     $   0.15   $   0.29    $   0.05    $   0.37    $   0.19      $   0.47  $   0.21
                                      ======================   ====================    ====================      ==================

 *Includes a charge of $1,250 for a contract loss provision.
**Includes a change in estimate primarily to reduce accrued employee benefits by $750.
  Certain quarterly information has been reclassified to conform to the September 30, 1997 classification.

Report of Independent Auditors

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

     We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 24, 1997, except for
  Note I, as to which the date
  is December 3, 1997


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

          Not Applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  --------------------------------------------------

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1998 and is incorporated herein by reference. Also, see the information under the heading "Executive Officers of SCT" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.
-------  ----------------------

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  --------------------------------------------------------------

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

     Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1998 and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------  ---------------------------------------------------------------

(a)  Financial Statements, Financial Statement Schedule and Exhibits.

     (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:

          Consolidated Balance Sheets--September 30, 1997 and 1996

          Consolidated Statements of Operations--Years Ended September 30, 1997, 1996, and 1995

          Consolidated Statements of Stockholders' Equity--Years Ended September 30, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows--Years Ended September 30, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements

          Report of Ernst & Young LLP, Independent Auditors

     (2) The following consolidated financial statement schedule of the Registrant and its subsidiaries is included herein:

          Schedule VIII--Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
For the Three Years in the Period Ended September 30, 1997

                      COLUMN A                         COLUMN B                COLUMN C                COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------------------------------

                                                                               Additions
                                                                     -------------------------------
                                                      Balance at      Charged to      Charged to
                    Description                       Beginning       Costs and       Other Accounts    Deductions     Balance at
                                                      of Period        Expenses         -Describe        -Describe    End of Period
------------------------------------------------------------------------------------------------------------------------------------
For the year ended September 30, 1997:
        Reserves and allowances deducted from
        other assets and deferred charges:
        Reserves for non-interest bearing
        loans to employees
              Short-term                            $    56,000                                                         $    56,000
              Long-term                                       -                                                                   -

        Allowance for doubtful accounts               1,590,000        $ 4,136,000                     $ 1,628,000 (1)    4,098,000

                                                ---------------- ------------------ ------------   ----------------    -------------
                    Total                           $ 1,646,000        $ 4,136,000                     $ 1,628,000      $ 4,154,000

For the year ended September 30, 1996:
        Reserves and allowances deducted from
        other assets and deferred charges:
        Reserves for non-interest bearing
        loans to employees
              Short-term                            $    87,000        $    36,000                     $    67,000 (1)  $    56,000
              Long-term                                       -                                                                   -

        Allowance for doubtful accounts               1,003,000          1,212,000                         625,000 (1)    1,590,000

                                                ---------------- ------------------ ------------   ----------------    -------------
                    Total                           $ 1,090,000        $ 1,248,000                     $   692,000      $ 1,646,000

For the year ended September 30, 1995:
        Reserves and allowances deducted from
        other assets and deferred charges:
        Reserves for non-interest bearing
        loans to employees
              Short-term                                109,000                                        $    22,000 (1)     $ 87,000
              Long-term                                       -                                                                   -

        Allowance for doubtful accounts               1,228,000        $   508,000                         733,000 (1)    1,003,000

                                                ---------------- ------------------ ------------   ----------------    -------------
                    Total                           $ 1,337,000        $   508,000                     $   755,000      $ 1,090,000

(1)  Uncollectible accounts written-off during the year

     (3) Exhibits (not included in the copies of the Form 10-K sent to stockholders).

     No.                         Exhibit
     ---                         -------

     2 Agreement and Plan of Merger and Reorganization by and among the Registrant, SCT Acquisition Corporation, Adage Systems International, Inc. and Gerald F. O'Connell and David Phelan (Exhibit A to the Registrant's Form 8-K dated May 12, 1995) /1/ [Attached to the Agreement and Plan of Merger and Reorganization were disclosure schedules generally relating to the business acquired thereunder and documents executed in connection with such Agreement. Copies of such schedules and documents will be furnished to the Commission upon request.]

     3.1 Restated Certificate of Incorporation (Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) /1/

     3.2 Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) /1/

     4 Form of Indenture under which the Registrant's 5% Convertible Subordinated Debentures due 2004 are issued (Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 1997) /1/

     10.1 VAR Agreement dated as of September 1, 1991 between Oracle Corporation and the Registrant (the "Oracle VAR Agreement"), together with Amendments One, Two and Three thereto (Exhibit
               10.12 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1,
               1993) /1/

     10.2 Amendment Four to the Oracle VAR Agreement (Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

     10.3 Amendment Five to the Oracle VAR Agreement (Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

     10.4 Amendment Six to the Oracle VAR Agreement (Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

     10.5 Amendment Seven to the Oracle VAR Agreement (Exhibit 10.16 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

     10.6 Amendment Eight to the Oracle VAR Agreement (Exhibit 10.17 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

--------------------
/1/ Incorporated by reference

     10.7 Amendment Nine to the Oracle VAR Agreement (Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

     10.8 Amendment Ten to the Oracle VAR Agreement (Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

     10.9 Amendment Eleven to the Oracle VAR Agreement (Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended September 30, 1996) /1/

     10.10 Amendment Twelve to the Oracle VAR Agreement (Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended September 30, 1996) /1/

     10.11 Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) /1/

     10.12 Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) /1/

     10.13 Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended September 30,
               1996) /1/

     10.14 Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) /1/

     10.15 Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) /1/

     10.16 Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) /1/

     10.17 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan (Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) /1//2/

     10.18 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) /1//2/

     10.19 Employment Agreement dated June 1, 1995 between the Registrant and Gerald F. O'Connell (Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended September 30, 1995) /1//2/

     10.20 Employment Agreement dated June 1, 1995 between the Registrant and David Phelan (Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended September 30, 1995) /1//2/

     11        Statement re:  Computation of Per Share Earnings /3/

     21        Subsidiaries of the Registrant /3/

     23        Consent of Ernst & Young LLP /3/

     27        Financial Data Schedule /3/

     SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT's reasonable expenses in furnishing such exhibit.

(b)  Reports on Form 8-K.

        None.



-------------------------
/2/Compensatory Plan, Contract or Arrangement
/3/Filed with this Annual Report on Form 10-K

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
              (Registrant)

By:    /s/ Michael J. Emmi
   ------------------------------
   Michael J. Emmi, Chairman of the Board
   President and Chief Executive Officer

Date:  December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title                         Date
--------------------------------    ---------------------------       --------------------

   /s/ Michael J. Emmi              Chairman of the Board             December 19, 1997
--------------------------------    President and Chief
      Michael J. Emmi               Executive Officer; Director
                                    (Principal Executive Officer)

 /s/ Michael D. Chamberlain         Director                          December 19, 1997
--------------------------------
    Michael D. Chamberlain


    /s/ Allen R. Freedman           Director                          December 19, 1997
--------------------------------
       Allen R. Freedman


    /s/ Thomas I. Unterberg         Director                          December 19, 1997
--------------------------------
     Thomas I. Unterberg


      /s/ Gabriel A. Battista       Director                          December 19, 1997
--------------------------------
       Gabriel A. Battista


      /s/ Eric Haskell              Senior Vice President, Finance    December 19, 1997
---------------------------------   and Administration, Treasurer
    Eric Haskell                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                   SYSTEMS & COMPUTER TECHNOLOGY CORPORATION


                       Index of Exhibits Filed Herewith



Exhibit No.                               Exhibit                             Page
-----------                               -------                             ----
    11                Statement re:  Computation of Per Share Earnings

    21                Subsidiaries of the Registrant

    23                Consent of Ernst & Young LLP

    27                Financial Data Schedule