Form 10-K/A
period 1997-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1997-12-30
CIK 707606

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                               FORM 10-K/A NO. 1

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

Item 8 is being amended to correct typographical errors in the dates of the column headers of both the Consolidated Balance Sheets and Note J -- Quarterly Results of Operations (unaudited).

                                                     CONSOLIDATED BALANCE SHEETS


(in thousands except per share amounts) September 30                         1997                       1996
------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                             $  29,809                  $  12,303
  Receivables, including $59,311 and $55,146 of
    earned revenues in excess of billings, net of
    allowance for doubtful accounts of $4,098 and $1,590                  100,543                     77,161
  Prepaid expenses and other receivables                                    8,473                     10,208
                                                                    -------------              -------------

Total Current Assets                                                      138,825                     99,672

Property and Equipment - at cost, net of accumulated depreciation          40,710                     35,222
Capitalized Computer Software Costs, net of accumulated
  amortization of $10,413 and $7,563                                       15,167                     10,510
Cost in Excess of Fair Value of Net Assets Acquired, net of
  accumulated amortization of $2,957 and $2,337                             8,121                      8,740
Other Assets and Deferred Charges                                           6,881                      9,115
                                                                    -------------              -------------

Total Assets                                                             $209,704                   $163,259
                                                                    =============              =============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                       $ 10,023                   $  6,674
  Current portion of long-term debt                                         1,225                        200
  Income taxes payable                                                      5,000                        398
  Accrued expenses                                                         22,649                     12,358
  Deferred revenue                                                         16,711                     12,653
                                                                    -------------              -------------

Total Current Liabilities                                                  55,608                     32,283
                                                                    -------------              -------------

Long-Term Debt, net of current portion                                      2,549                     31,590
Deferred Taxes and Other Long-Term Liabilities                              1,122                      2,590
                                                                    -------------              -------------

Total Liabilities                                                          59,279                     66,463
                                                                    -------------              -------------

Stockholders' Equity
  Preferred stock, par value $.10 per share - authorized
    3,000 shares, none issued
  Common stock, par value $.01 per share - authorized
    24,000 shares, issued 17,573 and 15,245 shares                            176                        152
  Capital in excess of par value                                           91,240                     60,526
  Retained earnings                                                        62,578                     39,687
                                                                    -------------              -------------

                                                                          153,994                    100,365

Less:
  Held in treasury, 1,151 common shares - at cost                          (2,959)                    (2,959)
  Notes receivable from stockholders                                         (610)                      (610)
                                                                    -------------              -------------

                                                                          150,425                     96,796
                                                                    -------------              -------------

Total Liabilities and Stockholders' Equity                               $209,704                   $163,259
                                                                    =============              =============


See notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


(in thousands except per share amounts) Year Ended September 30                    1997               1996               1995
--------------------------------------------------------------------------------------       ------------     --------------
Revenues
 OnSite services                                                             $  97,677          $  84,183          $  66,904
 Software sales                                                                 76,948             46,821             40,376
 Maintenance and enhancements                                                   52,109             42,013             35,145
 Software services                                                              62,694             41,552             31,631
 Interest and other revenue                                                        618                689              2,092
                                                                          ------------       ------------       ------------
                                                                               290,046            215,258            176,148
                                                                          ------------       ------------       ------------


Expenses
 Cost of OnSite services                                                        79,650             67,852             51,927
 Cost of software sales and maintenance and enhancements                        46,879             38,546             31,681
 Cost of software services                                                      51,627             36,586             27,082
 Selling, general and administrative                                            72,053             53,921             43,746
 Charge for purchased research and development                                       -                  -              8,700
 Interest expense                                                                1,220              2,350              2,696
                                                                          ------------       ------------       ------------
                                                                               251,429            199,255            165,832
                                                                          ------------       ------------       ------------
Income before income taxes                                                      38,617             16,003             10,316
Provision for income taxes                                                      15,726              6,884              7,258
                                                                          ------------       ------------       ------------
Net income                                                                   $  22,891          $   9,119          $   3,058
                                                                          ============       ============       ============

Per common share:
 Net income
   Primary                                                                   $    1.43          $    0.62          $    0.22
   Fully diluted                                                             $    1.31          $    0.61          $    0.21
Common shares and equivalents outstanding:
   Primary                                                                      15,990             14,696             14,030
   Fully diluted                                                                17,904             16,781             14,399
                                                                          ============       ============       ============

See notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except per share amount) Year Ended September 30,          1997          1996          1995
------------------------------------------------------------------------------    ----------     ---------
Operating Activities
Net Income                                                           $  22,891     $  9,119       $ 3,058
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Charge for purchased research and development                           -            -         8,700
     Depreciation and amortization                                      12,808       10,961         8,942
     Provision for doubtful accounts                                     4,136        1,212           508
     Deferred tax provision                                             (1,051)         740         1,073
     Changes in operating assets and liabilities:
       (Increase) in receivables                                       (27,518)      (8,103)      (17,887)
       Decrease (increase) in other current assets
         principally prepaid expenses                                    1,735        1,557        (4,409)
       Increase in accounts payable                                      3,349        1,440         1,407
       Increase (decrease) in income taxes payable                       4,809          231          (820)
       Increase in accrued expenses                                     10,291          470         1,750
       Increase (decrease) in deferred revenue                           3,711       (1,560)         (129)
     Changes in other operating assets and deferred charges             (1,690)      (1,454)         (130)
                                                                     ---------     --------       -------

Net Cash Provided by Operating Activities                               33,471       14,613         2,063
                                                                     ---------     --------       -------

Investing Activities
Purchase of property and equipment                                     (11,837)     (10,404)      (13,683)
Capitalized computer software costs                                     (7,507)      (6,436)       (3,384)
Proceeds from the sale or maturity of investments available-for-sale         -       13,504        20,829
Purchase of investments available-for-sale                                   -            -       (11,687)
(Increase) in notes receivable form stockholders                             -            -          (610)
Purchase of subsidiary, net of cash acquired                                 -         (789)       (1,374)
                                                                     ---------     --------       -------
Net Cash (Used in) Investing Activities                                (19,344)      (4,125)       (9,909)
                                                                     ---------     --------       -------
Financing Activities
Principal payments on long-term debt                                    (7,955)     (12,700)         (305)
Proceeds from long-term debt                                             9,659       12,600             -
Repurchase and retirement of Company stock                              (1,367)           -             -
Proceeds from exercise of stock options                                  3,042          313         2,068
                                                                     ---------     --------       -------
Net Cash Provided by Financing Activities                                3,379          213         1,763
                                                                     ---------     --------       -------
Increase (Decrease) in Cash and Cash Equivalents                        17,506       10,701        (6,083)
                                                                     ---------     --------       -------
Cash and Cash Equivalents at Beginning of Year                          12,303        1,602         7,685
                                                                     ---------     --------       -------
Cash and Cash Equivalents at End of Year                             $  29,809     $ 12,303       $ 1,602
                                                                     =========     ========       =======
Supplemental Information
Noncash investing and financing activities:
  Conversion of subordinated debentures into common stock            $  31,220     $      -       $ 3,225
  Purchase of subsidiary - noncash portion                           $       -     $      -       $11,949

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

NOTE J - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996:

                                                December 31,              March 31,                June 30,           September 30,
                                      ----------------------   --------------------    --------------------      ------------------
Three Months Ended                         1996         1995       1997       *1996        1997        1996          1997    **1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                              $  60,532     $ 47,819   $ 67,385    $ 52,756    $ 75,094    $ 56,316      $ 87,035  $ 58,367
Gross Profits                            22,293       16,580     24,787      15,713      29,122      18,849        35,070    20,443
Income before income taxes                6,003        3,873      7,743       1,366      10,675       5,109        14,196     5,655
Provision for income taxes                2,461        1,610      3,175         600       4,270       2,197         5,820     2,477
Net income                            $   3,542     $  2,263   $  4,568    $    766    $  6,405    $  2,912      $  8,376  $  3,178
Primary net income per share          $    0.24     $   0.15   $   0.31    $   0.05    $   0.39    $   0.19      $   0.47  $   0.22
Fully diluted net income per share    $    0.23     $   0.15   $   0.29    $   0.05    $   0.37    $   0.19      $   0.47  $   0.21
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