Form 10-Q
period 1997-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1998-02-17
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997 or

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

16,663,358 Common shares, $.01 par value, as of February 4, 1998



               Page 1 of 18 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 1997 and September 30, 1997

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 1997 and 1996

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                             December 31,     September 30,
                                                  1997            1997
                                              (UNAUDITED)        (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $ 31,744        $ 29,809
   Short-term investments, including
      accrued interest of $854                   69,952              --
   Receivables, including $56,029
      and $59,311 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $4,760 and $4,098                      104,114         100,543
   Prepaid expenses and other receivables         9,057           8,473
                                               --------        --------
              TOTAL CURRENT ASSETS              214,867         138,825

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                      40,918          40,710

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               15,564          15,167

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   7,894           8,121

OTHER ASSETS AND DEFERRED CHARGES                 9,213           6,881
                                               --------        --------
TOTAL ASSETS                                   $288,456        $209,704
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                              December 31,    September 30,
                                                  1997            1997
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $  7,164        $ 10,023
   Current portion of long-term debt                730           1,225
   Income taxes payable                           4,957           5,000
   Accrued expenses                              24,024          22,649
   Deferred revenue                              14,529          16,711
                                               --------        --------
              TOTAL CURRENT LIABILITIES          51,404          55,608

LONG-TERM DEBT, net of current portion           76,912           2,549
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                          1,231           1,122

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 24,000 shares, issued
      17,770 and 17,573 shares                      178             176
   Capital in excess of par value                93,277          91,240
   Retained earnings                             69,023          62,578
                                               --------        --------
                                                162,478         153,994
Less
   Held in treasury, 1,151 common
      shares--at cost                            (2,959)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                158,909         150,425
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $288,456        $209,704
                                               ========        ========


Note: The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Three Months Ended
                                                     December 31,
                                                  1997            1996

Revenues:
 OnSite services                                $27,600         $21,529
 Software sales                                  21,851          14,730
 Maintenance and enhancements                    14,346          12,011
 Software services                               21,604          12,135
 Interest and other revenue                       1,880             127
                                                -------         -------
                                                 87,281          60,532

Expenses:
 Cost of OnSite services                         22,724          17,665
 Cost of software sales and
    maintenance and enhancements                 12,705          10,376
 Cost of software services                       17,204          10,071
 Selling, general and administrative             22,902          15,834
 Interest expense                                   820             583
                                                -------         -------
                                                 76,355          54,529

Income before income taxes                       10,926           6,003

Provision for income taxes                        4,481           2,461
                                                -------         -------

Net Income                                      $ 6,445         $ 3,542
                                                =======         =======

Per common share:
Net income
   Earnings per common share                     $ 0.39          $ 0.25
   Earnings per share assuming dilution          $ 0.36          $ 0.23
Common shares and equivalents outstanding
   Common shares                                 16,549          13,953
   Common shares - assuming dilution             17,952          16,625





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                               For the Three Months Ended
                                                      December 31,
                                                  1997            1996

OPERATING ACTIVITIES
Net income                                      $ 6,445         $ 3,542
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization                  3,638           3,119
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                  (4,660)         (6,916)
      (Increase) decrease in other
         current assets                            (584)          1,712
      (Decrease) in accounts payable             (2,859)         (2,177)
      Increase in other accrued expenses
         and liabilities                          1,375           1,318
      (Decrease) in deferred revenue             (2,196)           (904)
      Other, net                                    168             630
                                                --------        --------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                     1,327             324

INVESTING ACTIVITIES
Purchase of property and equipment               (1,913)         (1,700)
Capitalized computer software costs              (1,553)         (1,509)
Purchase of investments
   available-for-sale                           (69,412)             --
                                               --------        --------
NET CASH (USED IN) INVESTING
   ACTIVITIES                                   (72,878)         (3,209)

FINANCING ACTIVITIES
Principal payments on short-term debt            (1,250)           (160)
Proceeds from borrowings, net of
   issuance costs                                72,681              --
Repurchase and retirement of Company stock           --          (1,271)
Proceeds from exercise of stock options           2,055              87
                                                --------        --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                             73,486          (1,344)

INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS     1,935          (4,229)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      29,809          12,303
                                                --------        --------
CASH & CASH EQUIVALENTS-END OF PERIOD           $31,744         $ 8,074
                                                ========        ========


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(in thousands, except per share amounts)

December 31, 1997

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.



NOTE B--CASH AND SHORT-TERM INVESTMENTS

Cash Equivalents: Cash and equivalents are defined as highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Short-term investments consist of commercial paper, municipal debt securities, and corporate obligations. Management determines the appropriate classification of debt securities at the time of purchase. At December 31, 1997, the Company has classified all securities as available-for-sale. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments. Available-for-sale securities are stated at fair value.


Short-term investments at December 31, 1997 are comprised of:

State and municipal securities              $23,465
Corporate securities                         45,633
                                            -------
                                            $69,098


The contractual maturities of short-term investments held at December 31, 1997 are:

Due in one year or less                     $56,445
Due after one year through three years       12,653
                                            -------
                                            $69,098


During the quarter ended December 31, 1997, there were no gross realized gains or losses on sales of available-for-sale securities.




NOTE C--LONG-TERM DEBT

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


NOTE D--EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), for the three-month period ended December 31, 1997. As a result the Company changed the method used to compute earnings per share and restated the prior period presented. Under the new requirements, basic earnings per share excludes the dilutive effect of stock options and diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of the basic and diluted per share calculations follow:
                                              For the three months ended
                                                      December 31,
                                                  1997            1996
Numerator:
    Net Income available to common
       stockholders, used for basic
       earnings per share                        $6,445          $3,542

    Effect of dilutive securities:
        6 1/4% convertible debentures                --             311
                                                 ------          ------
    Net income available to common
       stockholders after assumed
       conversions                               $6,445          $3,853

Denominator:
    Denominator for earnings per common
    Stockholder-weighted average shares          16,549          13,953
                                                 ======          ======
    Effect of dilutive securities:
       Employee stock options                     1,403             587
       6 1/4% convertible debentures                              2,085
                                                 ------          ------
    Dilutive potential common shares              1,403           2,672

    Denominator for earnings per
    share, assuming dilution                     17,952          16,625
                                                 ======          ======
Earnings per common share                         $0.39           $0.25
                                                  =====           =====
Earnings per share - assuming
   dilution                                       $0.36           $0.23
                                                  =====           =====




NOTE E--OTHER

Product development expenditures, including software maintenance expenditures, for the three months ended December 31, 1997 and 1996, were approximately $8,291 and $5,847, respectively. After capitalization these amounts were approximately $6,738 and $4,338, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs amounted to $1,157 and $658, respectively.

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

                                 % of Total Revenues        % Change from
                                                             Prior Year
                                  Three Months Ended
                                     December 31,
                                    1997     1996

Revenues:
OnSite services                      32%      36%                28%
Software sales                       25%      24%                48%
Maintenance and enhancements         16%      20%                19%
Software services                    25%      20%                78%
Interest and other revenue            2%       0%              1380%
                                    -----    -----              -----
Total                               100%     100%                44%

Expenses:
Cost of services, sales and
   maintenance and enhancements      60%      63%                38%
Selling, general and
   administrative                    26%      26%                45%
Interest expense                      1%       1%                41%
Income before income taxes           13%      10%                82%





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

                                       Three Months Ended
                                          December 31,
                                         1997     1996
Gross Profit:
   OnSite services                        18%      18%
   Software sales and maintenance
      and enhancements                    65%      61%
   Software services                      20%      17%
                                         ----     ----
   Total                                  38%      37%

Revenues
Growth in OnSite services revenue largely results from significant contract signings. The 28% increase in OnSite services revenue in the three month period ended December 31, 1997 compared with the prior year period was primarily the result of (1) contracts signed after the first quarter of fiscal year 1997 including Agrilink Foods and the City of Anaheim,
(2) increases in outsourcing services provided to the City of Indianapolis and, (3) first quarter fiscal year 1998 contract signings with Texas Southern University and Nashville Electric Service.

Software sales increased 48% in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 due primarily to increased BANNER software licenses to the higher education market and increased licenses of ADAGE Enterprise Resource Planning (ERP) software to the manufacturing market.

The 19% increase in maintenance and enhancements revenue in the first quarter of fiscal year 1998 is the result of the growing installed base of clients in the higher education marketplace. In addition, the Company continues to experience a high annual renewal rate on existing maintenance contracts.

Software services revenue increased 78% in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 as the result of increases in ADAGE ERP implementation and support services to the manufacturing market and implementation and integration services in the utility and higher education markets. These increases were offset by decreases, compared to the prior-year period, in services provided to the international utility market.

The increase in interest and other revenue in the first quarter of fiscal year 1998 is attributable to increased interest revenue resulting from the increased cash and short-term investments balance at December 31, 1997 and to a $695,000 gain on the sale of an inactive product line.

Gross Profit
Gross profit increased as a percentage of total revenue (excluding interest and other revenue) from 37% in the first quarter of fiscal year 1997 to 38% for the first quarter of fiscal year 1998. The increase in the software sales and maintenance and enhancements gross profit was primarily the result of growth in license fee revenue in the higher education market. This growth was partially offset by a decrease in the gross profit margin in the manufacturing market where the license fee mix included more third party licenses resulting in lower profit margin in the first quarter of fiscal year 1998 than in 1997. The software services margin increased primarily as a result of increases in the utility and manufacturing businesses' gross margin. The increases in software services' gross profit for the year were partially offset by decreases in the international utility gross profit, where additional costs were incurred in the first quarter of fiscal year 1998 resulting from contract delays and cost overruns. The Company is continuing to focus on installation and systems integration services in each of its markets. These services have historically resulted in a decreased profit margin when compared to a revenue mix with a higher percentage of license fees.


LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

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

The Company's cash and cash equivalents balance was $31.7 million and $29.8 million at December 31, 1997 and September 30, 1997, respectively; and the short-term investments balance increased to $70.0 million at December 31, 1997 as a result of the first quarter 1998 debenture offering.

Cash provided by operating activities was $1.3 million for the first quarter of fiscal year 1998 compared with $324,000 for the first quarter of fiscal year 1997. The increase in cash provided by operations for 1998 reflects the increase in net income for the first quarter of fiscal year 1998 and correspondingly smaller increases in accounts receivable for the first quarter of 1998. Cash provided by operations was off-set in the first quarter of 1998 by increases in other current assets and decreased deferred revenue balances. The increases in accounts receivable at December 31, 1997 compared to September 30, 1997 balances are due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses. The decrease in deferred revenue at December 31, 1997 compared with September 30, 1997 is the result of annual scheduled billings on software maintenance contracts that increase the deferred revenue balance in the fourth quarter and are recognized as revenue over the period of service.

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

Cash used in investing activities was $72.9 million for the first quarter of fiscal year 1998 compared with $3.2 million for the first quarter of fiscal year 1997. The Company's primary use of cash for investing activities was the purchase of investments available-for-sale of $70.9 million from the proceeds of the bond offering during the quarter.

The Company signed a long-term lease agreement in May 1997 for a new office building at its Malvern campus. The Company will begin to incur fit-up and remodeling costs in the second quarter of fiscal year 1998 with rent payments beginning shortly thereafter. Fiscal year 1998 total product development expenditures are expected to increase in proportion to growth in revenues.

Cash provided by financing activities increased $74.8 million from September 30, 1997 to December 31, 1997. The increase is primarily the result of the proceeds from the bond offering of $75.8 million. Additionally, cash was provided by the exercise of stock options by the Company's employees.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 1999 with optional annual renewals. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants allow the Company to pay non-stock dividends, repurchase capital stock, and make distributions of assets to shareholders as long as the aggregate amount does not exceed $5 million in any fiscal year. There were no borrowings outstanding at December 31, 1997.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements together with net cash provided by operations should satisfy its financing needs for the foreseeable future.

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), in the three-month period ended December 31, 1997. As a result the Company changed the method used to compute earnings per share and restated the prior period presented. Under the new requirements, basic earnings per share excludes the dilutive effect of stock options and diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. Basic common shares increased in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 as a result of shares issued pursuant to the May 1997 redemption of $27.3 million principal amount of convertible subordinated debentures, and employee stock option exercises during the twelve-month period ending December 31, 1997. Shares used in the diluted income per share calculation increased in 1997 versus 1996 primarily as a result of an increased dilutive effect of stock options related to the Company's rising stock price.


CONTINGENCIES

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

In April 1996, the Company's Motion to Dismiss the amended complaint was granted in part and denied in part. In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment in favor of the Company as to all remaining claims in the action. On December 30, 1997 the plaintiff filed a notice of appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. Management believes the appeal is without merit and intends to contest vigorously the appeal. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot be presently determined.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The matters discussed herein and elsewhere that are forward-looking statements, including statements concerning the Company's or management's intentions, beliefs, expectations, or predictions for the future, are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated.
The following discussion highlights some, but not all of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition and/or results of operations.

The Company's revenues and operating results can vary substantially from quarter to quarter based on a number of factors. Software sales revenues in any quarter are dependent on the execution of license agreements and shipment of product. The execution of license agreements is difficult to predict for a variety of reasons including the following: a significant portion of the Company's license agreements are typically signed in the last month of each quarter; the duration of the Company's sales cycle is relatively long; the size of transactions can vary widely; client projects may be postponed or canceled due to changes in the client's management, budgetary constraints or strategic priorities; and clients often exhibit a seasonal pattern of capital spending. The Company has historically generated a greater portion of license fees in total revenue in the last two fiscal quarters, although there is no assurance that this will continue.

Also, as the Year 2000 approaches, many potential clients are evaluating their existing systems and must decide whether to repair or replace those systems which have Year 2000 issues. While the Company believes that such evaluations are favorably impacting demand for its software products and services, such demand is subject to change as the Year 2000 approaches since services to remediate Year 2000 issues must be completed in a timely manner and lead times required to complete systems implementations preclude system replacement as a timely solution to the Year 2000 issue as the millennium nears. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the Year 2000 issue on quarter to quarter revenue achievement is limited.

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

The success of the Company's business is dependent upon certain key management, sales and technical personnel. In addition, the Company believes that to succeed in the future it will be required to continue to attract, retain and motivate additional talented and qualified management, sales and technical personnel. Competition for hiring such personnel in the software industry is intense and demand for such employees has, to date, exceeded supply. The Company from time to time experiences difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate and retain other skilled management, sales and technical personnel. The loss of certain of its existing key personnel or the inability to attract and retain additional qualified employees in the future could have a material adverse effect on the Company's business, operating results and financial condition.

The application software industry is characterized by rapid technological advances, changes in customer requirements, product introductions and evolving industry standards. The Company believes that its future success will depend on its ability to continue to develop and market new products and enhancements cost-effectively, which will necessitate continued investment in research and development and sales and marketing. There can be no assurance that the Company's existing products will not be rendered obsolete or non-competitive by new industry standards or changing technology, that the Company will be able to develop and market new products successfully or that the Company's new product offerings will be accepted by its markets. Furthermore, programs as complex as those offered by the Company may contain undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by third-party test sites, errors will not be found in new product offerings, with the possible result of unanticipated costs and delays in market acceptance of these products.

Many currently installed software products are not able to distinguish 21st century dates from 20th century dates. As a result, computer software used by many organizations may need to be upgraded to comply with Year 2000 requirements. Significant uncertainty exists in the information technology industry concerning the potential effects associated with the Year 2000 problem.

The Company offers software products that are designed to be Year 2000 compliant. However, some of the Company's clients are running product versions that are not Year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's software products do not contain errors or defects associated with Year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

The Company's internal business information systems are being evaluated for Year 2000 compliance. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; and the Company's ability to complete fixed-price contracts profitably.

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

In April 1996, the Company's Motion to Dismiss the amended complaint was granted in part and denied in part. In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment in favor of the Company as to all remaining claims in the action. On December 30, 1997 the plaintiff filed a notice of appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. Management believes the appeal is without merit and intends to vigorously contest the appeal. While management, based on its investigation to date, believes that resolution of this action will not have a materially adverse effect on the Company's consolidated financial position, the ultimate outcome of this matter cannot be presently determined.


Item 6(a).  Exhibits

Exhibit 27 -- Financial Data Schedule


Item 6(b).  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended December 31, 1997.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 02/17/98                 /s/
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance and Administration,
                            Treasurer and Chief Financial Officer