Form 10-Q/A
period 1997-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1998-04-06
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q/A

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


Date: 04/06/98                 /s/
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance and Administration,
                            Treasurer and Chief Financial Officer