Form 10-Q
period 1998-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1998-05-15
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

33,752,818 * Common shares, $.01 par value, as of May 11, 1998

     * After giving effect to a 2-for-1 stock split effected in the form of a 100% stock dividend to be distributed on May 15, 1998 to shareholders of record on May 1, 1998.


               Page 1 of 20 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 1998 and September 30, 1997

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 1998 and 1997

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 1998 and 1997

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               March 31,     September 30,
                                                 1998            1997
                                              (UNAUDITED)        (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $ 26,832        $ 29,809
   Short-term investments, including
      accrued interest of $792                   73,409              --
   Receivables, including $68,009
      and $59,311 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $4,553 and $4,098                      116,373         100,543
   Prepaid expenses and other receivables        11,009           8,473
                                               --------        --------
              TOTAL CURRENT ASSETS              227,623         138,825

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                      42,837          40,710

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               15,688          15,167

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   7,742           8,121

OTHER ASSETS AND DEFERRED CHARGES                 9,603           6,881
                                               --------        --------
TOTAL ASSETS                                   $303,493        $209,704
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               March 31,    September 30,
                                                 1998            1997
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $  9,790        $ 10,023
   Current portion of long-term debt                735           1,225
   Income taxes payable                           5,022           5,000
   Accrued expenses                              27,528          22,649
   Deferred revenue                              14,857          16,711
                                               --------        --------
              TOTAL CURRENT LIABILITIES          57,932          55,608

LONG-TERM DEBT, less current portion             77,510           2,549
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                          1,135           1,122

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      35,699 and 35,146 shares                      356             352
   Capital in excess of par value                93,805          91,064
   Retained earnings                             76,324          62,578
                                               --------        --------
                                                170,485         153,994
Less
   Held in treasury, 2,302 common
      shares--at cost                            (2,959)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                166,916         150,425
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $303,493        $209,704
                                               ========        ========





Note: The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Three Months Ended
                                                       March 31,
                                                  1998            1997

Revenues:
 Outsourcing services                           $30,121         $23,905
 Software sales                                  22,449          15,364
 Maintenance and enhancements                    16,312          13,390
 Software services                               25,907          14,608
 Interest and other revenue                       1,295             118
                                                -------         -------
                                                 96,084          67,385

Expenses:
 Cost of outsourcing services                    24,564          19,469
 Cost of software sales and
    maintenance and enhancements                 17,829          11,131
 Cost of software services                       18,223          11,880
 Selling, general and administrative             22,091          16,622
 Interest expense                                 1,055             540
                                                -------         -------
                                                 83,762          59,642

Income before income taxes                       12,322           7,743

Provision for income taxes                        5,021           3,175
                                                -------         -------

Net income                                      $ 7,301         $ 4,568
                                                =======         =======

Per common share:
Net income
   Earnings per common share                     $ 0.22          $ 0.16
   Earnings per share assuming dilution          $ 0.20          $ 0.14
Common shares and equivalents outstanding
   Common shares                                 33,348          28,328
   Common shares - assuming dilution             35,833          33,526





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Six Months Ended
                                                       March 31,
                                                  1998            1997

Revenues:
 Outsourcing services                          $ 58,266        $ 45,434
 Software sales                                  44,300          30,094
 Maintenance and enhancements                    30,658          25,401
 Software services                               46,966          26,743
 Interest and other revenue                       3,175             245
                                               --------        --------
                                                183,365         127,917

Expenses:
 Cost of outsourcing services                    47,470          37,134
 Cost of software sales and
    maintenance and enhancements                 32,710          21,507
 Cost of software services                       34,125          21,951
 Selling, general and administrative             43,937          32,456
 Interest expense                                 1,875           1,123
                                               --------        --------
                                                160,117         114,171

Income before income taxes                       23,248          13,746

Provision for income taxes                        9,502           5,636
                                               --------        --------

Net income                                     $ 13,746        $  8,110
                                               ========        ========

Per common share:
Net income
   Earnings per common share                     $ 0.41          $ 0.29
   Earnings per share assuming dilution          $ 0.38          $ 0.26
Common shares and equivalents outstanding
   Common shares                                 33,222          28,117
   Common shares - assuming dilution             35,867          33,388




See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                               For the Six Months Ended
                                                        March 31,
                                                  1998            1997

OPERATING ACTIVITIES
Net income                                     $ 13,746         $ 8,110
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization                  8,069           6,307
   Provision for doubtful accounts                1,584             894
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                 (17,414)        (14,886)
      (Increase) in interest receivable          (1,083)             --
      (Increase) in other current
         assets                                  (2,536)
(1,431)
      Increase in other accrued expenses
         and liabilities                          4,879           6,610
      (Decrease) in deferred revenue             (2,085)         (2,926)
      Other, net                                 (1,903)           (481)
                                               ---------        --------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                     3,257           2,197

INVESTING ACTIVITIES
Purchase of property and equipment               (5,603)         (4,517)
Capitalized computer software costs              (3,291)         (3,286)
Purchase of investments
   available-for-sale                          (128,039)             --
Proceeds from sale or maturity of
   investments available-for-sale                55,724              --
                                               ---------       ---------
NET CASH USED IN INVESTING
   ACTIVITIES                                   (81,209)         (7,803)

FINANCING ACTIVITIES
Principal payments on short-term debt            (1,250)           (200)
Proceeds from borrowings, net of
   issuance costs                                73,278            --
Repurchase and retirement of Company stock           --          (1,271)
Proceeds from exercise of stock options           2,947             533
                                               ---------       ---------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                             74,975            (938)

(DECREASE) IN CASH & CASH EQUIVALENTS            (2,977)         (6,544)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      29,809          12,303
                                               ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD          $ 26,832        $  5,759
                                               =========       =========

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(in thousands, except per share amounts)

NOTE A--INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE B--CASH AND SHORT-TERM INVESTMENTS

Cash Equivalents: Cash and equivalents are defined as highly liquid investments with a maturity of three months or less at the date of purchase.


Short-Term Investments: Short-term investments consist of commercial paper, municipal debt securities, and corporate obligations. Management determines the appropriate classification of debt securities at the time of purchase. At March 31, 1998, the Company has classified all securities as available-for-sale. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments. Available-for-sale securities are stated at fair value.


Short-term investments at March 31, 1998 are comprised of:
State and municipal securities             $31,856
Corporate securities                        41,553
                                            -------
                                           $73,409

The contractual maturities of short-term investments held at March 31, 1998 are:
Due in one year or less                     $56,881
Due after one year through three years       16,528
                                            -------
                                            $73,409



During the six months ended March 31, 1998, gross realized gains on sales of available-for-sale securities totaled $84.



NOTE C-COMMON STOCK SPLIT

On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on May 15, 1998 to shareholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split.
In addition, all references in the financial statements and Management's Discussion and Analysis of Operations and Financial Condition to number of shares and per share amounts have been restated.

NOTE D--LONG-TERM DEBT

On October 22, 1997, the Company issued $65,000 of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. On November 6, 1997, pursuant to an underwriters' option, the Company issued an additional $9,750 of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000 at prices decreasing from 102.5% of the principal amount to par on October 15, 2003.

NOTE E--EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was effective for periods ending after December 15, 1997. As a result the Company changed the method used to compute earnings per share and restated all prior periods presented. Under the new requirements, basic earnings per share excludes the dilutive effect of stock options and diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of the basic and diluted per share calculations follow:

                                              For the three months ended
                                                        March 31,
                                                  1998            1997
Numerator:
    Net income available to common
       stockholders, used for basic
       earnings per share                        $7,301          $4,568

    Effect of dilutive securities:
       6 1/4% convertible debentures                 --             286
                                                 ------          ------
    Net income available to common
       stockholders after assumed
       conversions                               $7,301          $4,854
                                                 ======          ======

Denominator:
    Denominator for earnings per common
       stockholder-weighted average shares       33,348          28,328

    Effect of dilutive securities:
       Employee stock options                     2,485           1,376
       6 1/4% convertible debentures                 --           3,823
                                                 ------          ------
    Dilutive potential common shares              2,485           5,199

    Denominator for earnings per
       share, assuming dilution                  35,833          33,526
                                                 ======          ======

Earnings per common share                         $0.22           $0.16
                                                  =====           =====
Earnings per share - assuming dilution            $0.20           $0.14
                                                  =====           =====

                                               For the Six months ended
                                                        March 31,
                                                  1998            1997
Numerator:
    Net income available to common
       stockholders, used for basic
       earnings per share                       $13,746          $8,110

    Effect of dilutive securities:
       6 1/4% convertible debentures                 --             597
                                                -------         -------
    Net income available to common
       stockholders after assumed
       conversions                              $13,746          $8,707
                                                =======         =======

Denominator:
    Denominator for earnings per common
       Stockholder-weighted average shares       33,222          28,117

    Effect of dilutive securities:
       Employee stock options                     2,645           1,274
       6 1/4% convertible debentures                 --           3,997
                                                -------         -------
    Dilutive potential common shares              2,645           5,271

    Denominator for earnings per
       share, assuming dilution                  35,867          33,388
                                                =======         =======

Earnings per common share                         $0.41           $0.29
                                                  =====           =====
Earnings per share - assuming dilution            $0.38           $0.26
                                                  =====           =====

NOTE F--OTHER

Product development expenditures, including software maintenance expenditures, for the six months ended March 31, 1998 and 1997, were approximately $16,936 and $11,948, respectively. After capitalization these amounts were approximately $13,645 and $8,663, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs amounted to $2,769 and $1,285, respectively.

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.    Six Mos.  Three Mos. Six Mos.
                                  Ended        Ended      Ended     Ended
                                 March 31,    March 31,  March 31  March 31
                                1998  1997   1998  1997
Revenues:
Outsourcing services             31%   35%    32%   35%      26%       28%
Software sales                   24%   23%    24%   24%      46%       47%
Maintenance and enhancements     17%   20%    17%   20%      22%       21%
Software services                27%   22%    25%   21%      77%       76%
Interest and other revenue        1%    0%     2%    0%     997%     1196%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      43%       43%

Expenses:
Cost of services, sales and
   maintenance and enhancements  63%   63%    62%   63%      43%       42%
Selling, general and
   administrative                23%   25%    24%   25%      33%       35%
Interest expense                  1%    1%     1%    1%      95%       67%
Income before income taxes       13%   11%    13%   11%      59%       69%



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

                                      Three Months          Six Months
                                          Ended                Ended
                                        March 31,            March 31,
                                      1998   1997           1998   1997

Gross Profit:
   Outsourcing services                18%    19%            19%    18%
   Software sales and maintenance
      and enhancements                 54%    61%            56%    61%
   Software services                   30%    19%            27%    18%
                                       ---    ---            ---    ---
   Total                               36%    37%            37%    37%





Revenues
Growth in outsourcing services revenue largely results from significant contract signings. The 26% and 28% increases in outsourcing services revenue in the second quarter and first six months of fiscal year 1998 are primarily the result of (1) contracts signed after the second quarter of fiscal year 1997 including Agrilink Foods, the City of Anaheim, and Keystone Powdered Metals and (2) first quarter fiscal year 1998 contract signings with Texas Southern University and Nashville Electric Service.

Software sales increased 46% in the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997 due primarily to increased BANNER software licenses to the higher education market and increased licenses of BANNER Customer Information System (CIS) software to the utility market. These increases were off set by decreases, compared to the prior-year period, in software licenses in the local government market. Software sales increased 47% in the first six months of fiscal year 1998 compared with the first six months of fiscal year 1997 due primarily to the aforementioned reasons combined with the increased licenses of BANNER software to the higher education market and ADAGE Enterprise Resource Planning (ERP) software to the manufacturing market in the first quarter of fiscal year 1998.

The 22% and 21% increases in maintenance and enhancements revenue in the second quarter and first six months of fiscal year 1998, respectively, were the result of the growing installed base of clients in the higher education marketplace. The Company continues to experience a high annual renewal rate on existing maintenance contracts.

Software services revenue increased 77% and 76% in the second quarter and first six months of fiscal year 1998 compared to the prior year periods as the result of increases in implementation and integration services in the manufacturing, utility and higher education markets. These increases were offset by decreases, compared to the prior-year period, in services provided to the international utility market.

The increase in interest and other revenue in the second quarter and first six months of fiscal year 1998 is attributable to increased interest revenue resulting from the increased cash and short-term investments balance during the three and six month periods ending March 31, 1998 as compared to the respective prior year periods and to a one-time $695,000 gain on the sale of an inactive product line in the first quarter of fiscal year 1998.

Gross Profit
Gross profit decreased as a percentage of total revenue (excluding interest and other revenue) from 37% in the second quarter of fiscal year 1997 to 36% for the second quarter of fiscal year 1998. The total gross profit percentage decreased primarily because of decreases in the software sales and maintenance and enhancements gross profit which makes up the greatest percentage of the Company's total gross profit. This decrease was primarily the result of a decrease in the gross profit margin of the manufacturing and government markets. In the manufacturing market continuing investment caused a cost increase without a corresponding increase in revenues and in the government market software licenses decreased compared to the prior year period. This decrease was off set by growth in license fee revenue in the higher education and utility markets where the gross profit margin remained strong. The software services margin increased primarily as a result of increases in the utility and manufacturing businesses' gross margin. The Company is continuing to focus on installation and systems integration services in each of its markets. An increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin since service margins historically have been lower than the margins derived from software sales and maintenance and enhancements.


LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

On October 22, 1997, the Company issued $65 million of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. On November 6, 1997, pursuant to an underwriters' option, the Company issued an additional $9.75 million of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000 at prices decreasing from 102.5% of the principal amount to par on October 15, 2003.

The Company's cash and cash equivalents balance was $26.8 million and $29.8 million at March 31, 1998 and September 30, 1997, respectively; and the short-term investments balance increased to $73.4 million at March 31, 1998 as a result of the first quarter fiscal year 1998 debenture offering.

Cash provided by operating activities was $3.3 million for the first six months of fiscal year 1998 compared with $2.2 for the first six months of fiscal year 1997. Operating cash flows have increased primarily due to an increase in income before depreciation and amortization. The increases in accounts receivable at March 31, 1998 compared to September 30, 1997 balances are due to increases in revenues and the timing of billings on the Company's software services contracts and software licenses. The increase in other assets at March 31, 1998 compared with September 30, 1997 is the result of increased accrued interest on investments.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from five to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone based. During the beginning of a typical outsourcing services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. In certain systems integration services contracts, payments are milestone based. In these particular systems integration contracts, services are performed by the Company but cannot be billed until the milestone is attained. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. The remaining unbilled accounts receivable balance is comprised of software sales for which product has been shipped and revenue has been recognized but amounts have not been billed due to payment terms established. As an outsourcing services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a systems integration services contract.

Cash used in investing activities was $81.2 million for the first six months of fiscal year 1998 compared with $7.8 million for the first six months of fiscal year 1997. The Company's primary use of cash for investing activities was the purchase of investments available-for-sale from the proceeds of the bond offering during the first quarter of fiscal year 1998.

The Company signed a long-term lease agreement in May 1997 for a new office building at its Malvern campus. The Company will begin to incur fit-up and remodeling costs in the third quarter of fiscal year 1998 with rent payments beginning shortly thereafter. Additionally the Company is planning to build a new office building adjacent to its existing building in Columbia, SC. Fiscal year 1998 total product development expenditures are expected to increase in proportion to expected growth in revenues.

Cash provided by financing activities was $75.0 million for the first six months of fiscal year 1998 primarily as the result of the net proceeds of the bond offering of $73.3 million. Additionally, cash was provided by the exercise of stock options by the Company's employees.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 1999 with optional annual renewals. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants allow the Company to pay non-stock dividends, repurchase capital stock, and make distributions of assets to shareholders as long as the aggregate amount does not exceed $5 million in any fiscal year and to pay stock dividends. There were no borrowings outstanding under the credit facility at March 31, 1998.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements together with net cash provided by operations should satisfy its financing needs for the foreseeable future.

On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on May 15, 1998 to shareholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split.
In addition, all references in the financial statements and Management's Discussion and Analysis of Operations and Financial Condition to number of shares and per share amounts have been restated.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was effective for periods ending after December 15, 1997. As a result the Company changed the method used to compute earnings per share and restated all prior periods presented. Under the new requirements, basic earnings per share excludes the dilutive effect of stock options and diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. Basic common shares increased in the second quarter and first six months of fiscal year 1998 compared to the prior-year periods as a result of shares issued pursuant to the May 1997 redemption of $27.3 million principal amount of convertible subordinated debentures, and employee stock option exercises during the fiscal year 1998 periods. Shares used in the diluted income per share calculation increased in the 1998 three and six-month periods versus 1997 for the aforementioned reasons and as a result of an increased dilutive effect of stock options related to the Company's rising stock price.

Statement of Position 98-4, "Deferral of Certain Provisions of SOP 97-2" was issued in April 1998, which defers for one year (i.e., until fiscal years beginning after December 15, 1998) the application of certain provisions of Statement of Position 97-2, "Software Revenue Recognition", which define what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement.

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

The success of the Company's business is dependent upon certain key management, sales and technical personnel. In addition, the Company believes that to succeed in the future it will be required to continue to attract, retain and motivate additional talented and qualified management, sales and technical personnel. Competition for hiring such personnel in the information technology industry is intense and demand for such employees has, to date, exceeded supply. The Company from time to time experiences difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate and retain other skilled management, sales and technical personnel. The loss of certain of its existing key personnel or the inability to attract and retain additional qualified employees in the future could have a material adverse effect on the Company's business, operating results and financial condition.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 26, 1998, Michael D. Chamberlain and Thomas I. Unterberg were reelected as directors of the Company for a term expiring at the Company's 2001 Annual Meeting of Shareholders. There were 13,985,951 votes cast in favor of the election of Mr. Chamberlain and 114,297 votes withheld from his election, and there were 14,036,357 votes cast in favor of the election of Mr. Unterberg and 63,891 votes withheld from his election. There were no abstentions and no broker non-votes.

The amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 24,000,000 to 100,000,000 shares was approved. There were 9,608,827 votes cast in favor of approval of the amendment, 4,467,366 votes against and 24,055 abstained.

The amendment to the Company's 1994 Long-Term Incentive Plan increasing the number of shares of the Company's common stock reserved for issuance thereunder from 1,750,000 to 2,750,000 shares was approved. There were 7,004,662 votes cast in favor of approval of the amendment, 4,929,410 votes against, 43,534 abstained and 2,122,642 broker non-votes.


Item 6(a).  Exhibits

Exhibit 3 - Certificate of Amendment of Certificate of Incorporation and Restated Certificate of Incorporation

Exhibit 10 -- Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as amended through November 18, 1997

Exhibit 27 -- Financial Data Schedule


Item 6(b).  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended March 31, 1998.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 05/14/98                 /s/
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance and Administration,
                            Treasurer and Chief Financial Officer