Form 10-Q
period 1998-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1998-08-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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

33,964,946 Common shares, $.01 par value, as of August 6, 1998



               Page 1 of 21 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I, UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 1998 and September 30, 1997

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 1998 and 1997

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 1998 and 1997

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition


PART II, OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               June 30,      September 30,
                                                 1998            1997
                                             (UNAUDITED)        (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $ 11,332        $ 29,809
   Short-term investments, including
      accrued interest of $1,266                 76,711              --
   Receivables, including $69,545
      and $59,311 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $4,023 and $4,098                      132,990         100,543
   Prepaid expenses and other receivables        12,078           8,473
                                               --------        --------
              TOTAL CURRENT ASSETS              233,111         138,825

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                      48,360          40,710

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               16,982          15,167

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   7,590           8,121

OTHER ASSETS AND DEFERRED CHARGES                 9,161           6,881
                                               --------        --------
TOTAL ASSETS                                   $315,204        $209,704
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               June 30,    September 30,
                                                 1998            1997
                                             (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $  9,345        $ 10,023
   Current portion of long-term debt                740           1,225
   Income taxes payable                           6,823           5,000
   Accrued expenses                              25,890          22,649
   Deferred revenue                              13,080          16,711
                                               --------        --------
              TOTAL CURRENT LIABILITIES          55,878          55,608

LONG-TERM DEBT, less current portion             78,414           2,549
DEFERRED TAXES AND OTHER
   LONG-TERM LIABILITIES                          1,241           1,122

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      36,222 and 35,146 shares                      362             352
   Capital in excess of par value                97,117          91,064
   Retained earnings                             85,761          62,578
                                               --------        --------
                                                183,240         153,994
Less
   Held in treasury, 2,302 common
      shares--at cost                            (2,959)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                179,671         150,425
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $315,204        $209,704
                                               ========        ========





Note: The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Three Months Ended
                                                         June 30,
                                                  1998            1997

Revenues:
 Outsourcing services                          $ 32,846         $24,715
 Software sales                                  25,353          20,460
 Maintenance and enhancements                    16,011          12,602
 Software services                               29,692          17,156
 Interest and other revenue                       1,138             161
                                               --------         -------
                                                105,040          75,094

Expenses:
 Cost of outsourcing services                    26,331          20,056
 Cost of software sales and
    maintenance and enhancements                 17,372          11,556
 Cost of software services                       20,482          14,199
 Selling, general and administrative             23,807          18,608
 Interest expense                                 1,057               0
                                               --------         -------
                                                 89,049          64,419

Income before income taxes                       15,991          10,675

Provision for income taxes                        6,554           4,270
                                               --------         -------

Net income                                      $ 9,437         $ 6,405
                                               ========         =======

Per common share:
Net income
   Earnings per common share                     $ 0.28          $ 0.21
   Earnings per share assuming dilution          $ 0.26          $ 0.19
Common shares and equivalents outstanding
   Common shares                                 33,718          31,080
   Common shares - assuming dilution             39,185          34,302





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Nine Months Ended
                                                        June 30,
                                                  1998            1997

Revenues:
 Outsourcing services                          $ 91,112        $ 70,149
 Software sales                                  69,653          50,554
 Maintenance and enhancements                    46,669          38,003
 Software services                               76,658          43,899
 Interest and other revenue                       4,313             406
                                               --------        --------
                                                288,405         203,011

Expenses:
 Cost of outsourcing services                    73,801          57,190
 Cost of software sales and
    maintenance and enhancements                 50,082          33,063
 Cost of software services                       54,607          36,150
 Selling, general and administrative             67,744          51,064
 Interest expense                                 2,932           1,123
                                               --------        --------
                                                249,166         178,590

Income before income taxes                       39,239          24,421

Provision for income taxes                       16,056           9,906
                                               --------        --------

Net income                                     $ 23,183        $ 14,515
                                               ========        ========

Per common share:
Net income
   Earnings per common share                     $ 0.69          $ 0.50
   Earnings per share assuming dilution          $ 0.64          $ 0.45
Common shares and equivalents outstanding
   Common shares                                 33,388          29,104
   Common shares - assuming dilution             38,627          33,692




See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                               For the Nine Months Ended
                                                        June 30,
                                                  1998            1997
OPERATING ACTIVITIES
Net income                                     $ 23,183        $ 14,515
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization                 12,259           9,527
   Provision for doubtful accounts                1,788           1,732
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                 (34,235)        (26,745)
      (Increase) in interest receivable          (1,266)             --
      (Increase) in other current
         assets                                  (3,605)         (2,970)
      Increase in other accrued expenses
         and liabilities                          3,241          11,299
      (Decrease) in deferred revenue             (3,862)         (2,602)
      Other, net                                   (917)            620
                                               ---------        --------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                          (3,414)          5,376

INVESTING ACTIVITIES
Purchase of property and equipment              (13,190)         (7,297)
Capitalized computer software costs              (5,917)         (5,633)
Purchase of investments
   available-for-sale                          (147,978)             --
Proceeds from sale or maturity of
   investments available-for-sale                72,799              --
                                               ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES           (94,286)        (12,930)

FINANCING ACTIVITIES
Principal payments on short-term debt            (1,225)         (1,700)
Proceeds from borrowings, net of
   issuance costs                                74,182           7,700
Repurchase and retirement of Company stock           --          (1,271)
Proceeds from exercise of stock options           6,266           1,330
Redemption of subordinated debentures
   not converted                                      --            (58)
                                               ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        79,223           6,001

(DECREASE) IN CASH & CASH EQUIVALENTS           (18,477)         (1,553)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      29,809          12,303
                                               ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD          $ 11,332        $ 10,750
                                               =========       =========
SUPPLEMENTAL INFORMATION
Non-cash investing and financing activities:
Conversion of subordinated debentures
   to common stock                                    --         30,294

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
(in thousands, except per share amounts)

NOTE A--INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE B--CASH AND SHORT-TERM INVESTMENTS

Cash Equivalents: Cash and equivalents are defined as highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Short-term investments consist of commercial paper, U.S. Treasury securities, municipal debt securities, and corporate obligations. Management determines the appropriate classification of debt securities at the time of purchase. At June 30, 1998, the Company has classified all securities as available-for-sale. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments. Available-for-sale securities are stated at fair value.


Short-term investments at June 30, 1998 are comprised of:
State and municipal securities             $36,233
Corporate securities                        40,478
                                            -------
                                           $76,711

The contractual maturities of short-term investments held at June 30, 1998 are:
Due in one year or less                     $50,052
Due after one year through three years       26,659
                                            -------
                                            $76,711



During the nine months ended June 30, 1998, gross realized gains on sales of available-for-sale securities totaled $3.

NOTE C--COMMON STOCK SPLIT

On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 15, 1998 to shareholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements and Management's Discussion and Analysis of Operations and Financial Condition to number of shares and per share amounts have been restated.

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

                                              For the three months ended
                                                         June 30,
                                                  1998            1997
Numerator:
    Net income available to common
       stockholders, used for basic
       earnings per share                       $ 9,437         $ 6,405

    Effect of dilutive securities:
        5% convertible debentures                   603              --
                                                -------         -------
    Net income available to common
       stockholders after assumed
       conversions                              $10,040         $ 6,405
                                                =======         =======

Denominator:
    Denominator for earnings per common
       stockholder-weighted average shares       33,718          31,080

    Effect of dilutive securities:
       Employee stock options                     2,633           2,008
       5% convertible debentures                  2,834              --
       6 1/4% convertible debentures                 --           1,214
                                                -------         -------
    Dilutive potential common shares              5,467           3,222

    Denominator for earnings per
       share, assuming dilution                  39,185          34,302
                                                =======         =======

Earnings per common share                         $0.28           $0.21
                                                  =====           =====
Earnings per share - assuming dilution            $0.26           $0.19
                                                  =====           =====



                                               For the Nine months ended
                                                        June 30,
                                                  1998            1997
Numerator:
    Net income available to common
       stockholders, used for basic
       earnings per share                       $23,183         $14,515

    Effect of dilutive securities:
       5% convertible debentures                  1,667              --
       6 1/4% convertible debentures                 --             521
                                                -------         -------
    Net income available to common
       stockholders after assumed
       conversions                              $24,850         $15,036
                                                =======         =======

Denominator:
    Denominator for earnings per common
       Stockholder-weighted average shares       33,388          29,104

    Effect of dilutive securities:
       Employee stock options                     2,640           1,520
       5% convertible debentures                  2,599              --
       6 1/4% convertible debentures                 --           3,068
                                                -------         -------
    Dilutive potential common shares              5,239           4,588

    Denominator for earnings per
       share, assuming dilution                  38,627          33,692
                                                =======         =======

Earnings per common share                         $0.69           $0.50
                                                  =====           =====
Earnings per share - assuming dilution            $0.64           $0.45
                                                  =====           =====

NOTE F--OTHER

Product development expenditures, including software maintenance expenditures, for the nine months ended June 30, 1998 and 1997, were approximately $27,967 and $18,890, respectively. After capitalization these amounts were approximately $22,050 and $13,257, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs amounted to $4,102 and $1,929, respectively.

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.   Nine Mos. Three Mos. Nine Mos.
                                  Ended        Ended      Ended     Ended
                                 June 30,     June 30,   June 30   June 30
                                1998  1997   1998  1997
Revenues:
Outsourcing services             32%   33%    32%   34%      33%       30%
Software sales                   24%   27%    24%   25%      24%       38%
Maintenance and enhancements     15%   17%    16%   19%      27%       23%
Software services                28%   23%    27%   22%      73%       75%
Interest and other revenue        1%   --      1%   --      607%      962%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      40%       42%

Expenses:
Cost of services, sales and
   maintenance and enhancements  61%   61%    62%   62%      40%       41%
Selling, general and
   administrative                23%   25%    23%   25%      28%       33%
Interest expense                  1%   --      1%    1%      --       161%
Income before income taxes       15%   14%    14%   12%      50%       61%



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

                                      Three Months          Nine Months
                                          Ended                Ended
                                        June 30,              June 31,
                                      1998   1997           1998   1997

Gross Profit:
   Outsourcing services                20%    19%            19%    19%
   Software sales and maintenance
      and enhancements                 58%    65%            57%    63%
   Software services                   31%    17%            29%    18%
                                       ---    ---            ---    ---
   Total                               38%    39%            37%    38%

Revenues
Growth in outsourcing services revenue largely results from significant contract signings. The 33% and 30% increases in outsourcing services revenue in the third quarter and first nine months of fiscal year 1998 are primarily the result of (1) contracts signed after the third quarter of fiscal year 1997 including Agrilink Foods, the City of Anaheim, and Keystone Powdered Metals,
(2) first quarter fiscal year 1998 contract signings with Texas Southern University and Nashville Electric Service, (3) and second quarter fiscal year 1998 contract signings with Lee County, FL and Universidad de Monterrey, Mexico.

Software sales increased 24% and 38% in the third quarter and first nine months of fiscal year 1998 compared to the respective prior year periods due primarily to increased BANNER software licenses to the higher education market and increased licenses of BANNER Customer Information System (CIS) software to the utility market. In the third quarter of fiscal year 1998 these increases were offset by decreases, compared to the prior-year period, in software licenses in the manufacturing market.

The 27% and 23% increases in maintenance and enhancements revenue in the third quarter and first nine months of fiscal year 1998, respectively, were the result of the growing installed base of clients primarily in the higher education marketplace. The Company continues to experience a high annual renewal rate on existing maintenance contracts.

Software services revenue increased 73% and 75% in the third quarter and first nine months of fiscal year 1998 compared to the prior year periods as the result of increases in implementation and integration services in the manufacturing, utility and higher education markets. These increases were offset by decreases, compared to the prior-year period, in services provided to the international utility market.

The increase in interest and other revenue in the third quarter and first nine months of fiscal year 1998 is attributable to increased interest revenue resulting from the increased cash and short-term investments balance during the three and nine month periods ending June 30, 1998 as compared to the respective prior year periods and to a one-time $695,000 gain on the sale of an inactive product line in the first quarter of fiscal year 1998.

Gross Profit
Gross profit decreased as a percentage of total revenue (excluding interest and other revenue) from 39% in the third quarter of fiscal year 1997 to 38% for the third quarter of fiscal year 1998 and from 38% to 37% for the nine month periods ending June 30, 1997 and 1998, respectively. The total gross profit percentage decreased primarily because of decreases in the software sales and maintenance and enhancements gross profit which makes up the greatest percentage of the Company's total gross profit. This decrease was primarily the result of an increase, at a rate greater than the revenue rate increase, in product development expenditures throughout the Company, principally in the manufacturing business. The software services margin increased primarily as a result of increases in the utility and manufacturing businesses' services gross margin but margins continued to be impacted by unprofitable international operations. The Company is continuing to focus on installation and systems integration services in each of its markets. An increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin since service margins historically have been lower than the margins derived from software sales and maintenance and enhancements.



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

The Company's cash and cash equivalents balance was $11.3 million and $29.8 million at June 30, 1998 and September 30, 1997, respectively. The short-term investments balance increased to $76.7 million at June 30, 1998 as a result of the first quarter fiscal year 1998 debenture offering.

Cash used in operating activities was $3.4 million for the first nine months of fiscal year 1998 compared with cash provided by operating activities of $5.4 for the first nine months of fiscal year 1997. Operating cash flows have decreased primarily due to an increase in accounts receivable balances at June 30, 1998 compared to September 30, 1997. The increase in accounts receivable balances are primarily the result of increased billings due to increased revenues. The decrease in operating cash flows is offset by an increase in income before depreciation and amortization for the nine-month period ending June 30, 1998 compared to the prior year period.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from five to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone based. During the beginning of a typical outsourcing services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. In certain systems integration services contracts, payments are milestone based. In these particular systems integration contracts, services are performed by the Company but cannot be billed until the milestone is attained. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. The remaining unbilled accounts receivable balance is comprised of software sales for which product has been shipped and revenue has been recognized but amounts have not been billed due to the payment terms established. As an outsourcing services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a systems integration services contract.

Cash used in investing activities was $94.3 million for the first nine months of fiscal year 1998 compared with $12.9 million for the first nine months of fiscal year 1997. The Company's primary use of cash for investing activities was the purchase of investments available-for-sale from the proceeds of the bond offering during the first quarter of fiscal year 1998.

The Company signed a long-term lease agreement in May 1997 for a new office building at its Malvern campus. The Company began to incur fit-up and remodeling costs in the third quarter of fiscal year 1998 and rent payments will begin in the early part of the fourth quarter of fiscal year 1998. In July, the Company purchased land to build a new office building adjacent to its existing building in Columbia, SC. Construction is expected to begin in the fourth quarter of fiscal year 1998. The Company expects to invest in product development at a rate greater than the expected growth in revenues during fiscal year 1998.

Cash provided by financing activities was $79.2 million for the first nine months of fiscal year 1998 primarily as the result of the net proceeds of the bond offering of $73.3 million. Additionally, cash was provided by the exercise of stock options by the Company's employees.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 1999 with optional annual renewals. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants allow the Company to pay non-stock dividends, repurchase capital stock, and make distributions of assets to shareholders as long as the aggregate amount does not exceed $5 million in any fiscal year and to pay stock dividends. There were no borrowings outstanding under the credit facility at June 30, 1998.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 15, 1998 to shareholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements and Management's Discussion and Analysis of Operations and Financial Condition to number of shares and per share amounts have been restated.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was effective for periods ending after December 15, 1997. As a result the Company changed the method used to compute earnings per share and restated all prior periods presented. Under the new requirements, basic earnings per share excludes the dilutive effect of stock options and diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. Basic common shares increased in the third quarter and first nine months of fiscal year 1998 compared to the prior-year periods as a result of shares issued pursuant to the May 1997 redemption of $27.3 million principal amount of convertible subordinated debentures, and employee stock option exercises during the fiscal year 1998 periods. Shares used in the diluted income per share calculation increased in the 1998 three and nine-month periods versus 1997 for the aforementioned reasons, as a result of the inclusion of the increased number of shares that would be outstanding assuming conversion of the 5% convertible subordinated debentures and as a result of an increased dilutive effect of stock options related to the Company's rising stock price.

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

The Company offers software products that are designed to be Year 2000 compliant. However, some of the Company's clients are running product versions that are not Year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's software products do not contain errors or defects associated with Year 2000 date functions that may result in material costs to the Company. In certain client outsourcing contracts, the Company is evaluating Year 2000 issues for client locations; there can be no assurances that all Year 2000 issues will be identified and remediated at client locations and it is possible that the Company may experience increased expenses in addressing these issues. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

The Company has an overall plan and a systematic process in place to make its internal business information systems and non-information technology (IT) systems Year 2000 ready within the next nine to twelve months. Contingency plans have been developed to address remediation issues that may arise. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems and non-IT systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems and non-IT systems. Also, because of the interdependence of computer systems, the Company is evaluating all material third parties relationships for Year 2000 issues.

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


Item 5.  Other Information.

Discretionary Proxy Voting Authority/Shareholder Proposals

On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by December 9, 1998, the management proxies will be allowed to use their discretionary authority as outlined above.


Item 6(a).  Exhibits

Exhibit 10 - Oracle Alliance Agreement

Exhibit 27 -- Financial Data Schedule


Item 6(b).  Reports on Form 8-K

The registrant filed a current report on Form 8-K dated April 15, 1998.  Under
Item 5, the registrant reported that its Board of Directors declared a two-for-one split of the Company's common stock, par value $.01. The split took the form of a 100% stock dividend payable May 15, 1998 to owners of record at the close of business on May 1, 1998.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 08/14/98                 /s/
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance and Administration,
                            Treasurer and Chief Financial Officer