Form 10-K
period 1998-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1998-12-23
CIK 707606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 1998     Commission File No. 0-11521

                    SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     23-1701520
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                               4 Country View Road
                           Malvern, Pennsylvania 19355
                  ----------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                        $616,857,921 at December 15, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     36,287,840 shares at December 15, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1999 is incorporated by reference to the extent provided in Part III, Items 10-13.

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
Item Number and Caption                                                   Number
-----------------------                                                   ------

PART I
------
Item 1.  Business                                                            1
Item 2.  Properties                                                         11
Item 3.  Legal Proceedings                                                  12
Item 4.  Submission of Matters to a Vote of Security Holders                13

PART II
-------
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                14
Item 6.  Selected Financial Data                                            14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                           15
Item 7A  Quantitative and Qualitative Disclosures About Market Risk         26
Item 8.  Financial Statements and Supplementary Data                        27
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           44

PART III
--------
Item 10. Directors and Executive Officers of the Registrant                 45
Item 11. Executive Compensation                                             45
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                         45
Item 13. Certain Relationships and Related Transactions                     45

PART IV
-------
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                           46

                                     PART I

ITEM 1.  BUSINESS.

         Systems & Computer Technology Corporation ("SCT" or the "Company"), incorporated in Delaware in 1968, develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology services, including outsourcing, systems implementation, systems integration and maintenance and enhancements. The Company's primary markets are higher education, manufacturing and distribution, utilities and local government.

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

         BANNER(R) and SCT(R) are registered trademarks of the Company, ADAGE(TM), Fygir(TM), BANNERQuest(TM), Banner2000(TM), Plus2000(TM), SCT Aspire(TM), and BANNER Object:Access(TM) are trademarks of the Company and SinglePoint Solutions(sm), CourtConnect(sm), and OnSite(sm) are service marks of the Company. All other trade names referenced herein are the service marks, trademarks or registered trademarks of their respective companies or organizations.

Markets

         In fiscal year 1998, approximately 40% of the Company's revenues was derived from the higher education market, approximately 19% was derived from the local government market, approximately 21% was derived from the utility market, and approximately 17% was derived from the manufacturing/distribution market. The principal markets for the Company's offerings are in the United States. In fiscal year 1998, the Company's foreign operations represented approximately 3% of revenues and the Company's export sales represented approximately 5% of revenues.

Higher Education

         The Company provides information technology services and application software to higher education institutions. SCT has developed substantial functional knowledge and technical expertise about the information technology requirements of higher education institutions.

         SCT targets the 2,200 English speaking institutions of higher education with enrollments greater than 2,000 students for its software and services. Many of these targeted customers are currently using computer systems which are likely prospects for replacement, as they are less cost effective and require a higher level of maintenance than systems that the Company provides. The Company serves this market with its Banner2000, Plus2000, SCT Aspire and Web administrative software and SCT's services. Approximately 300 of these institutions are potential candidates for SCT's OnSite services.

Local Government

         The Company serves its target market of approximately 1,000 local government entities primarily with its BANNER Courts application software product, AS400 administrative systems, and SCT's services. Local governments, which are conservative in their decisions regarding capital expenditures and long-term contracts, are influenced by the acceptance by other local governments of a particular company's product or service.

Utilities

         The Company provides administrative application software and services to the utility market. SCT's target market includes approximately 1,000 water, gas and electric utilities. The Company believes that deregulation of the utility market is driving significant investment in information technology and customer services. Clients range from mid-size municipalities to investor-owned utilities serving millions of customers.

Manufacturing and Distribution

         SCT markets a suite of supply chain management software solutions for process manufacturers and distributors. This suite includes the ADAGE software, which is a supply chain execution system (also known as an enterprise resource planning, or ERP, system), and the Fygir software, which is a supply chain planning software solution that addresses advanced planning and advanced scheduling (APS). SCT also markets services to the process manufacturing industry. In September 1998, the Company acquired all of the issued and outstanding stock of Fygir Logistic Information Systems, B.V. The Company believes that ERP and APS systems are being increasingly adopted by manufacturers in order to better manage their supply chains. SCT targets the approximately 8,400 process manufacturers and distributors which have over $100 million in annual revenue.

Services and Products

         The Company's revenues are derived from several sources: outsourcing services, software licenses, software services, and maintenance and enhancements.

Outsourcing Services

         The Company provides OnSite services, which are comprised of a range of information technology outsourcing services including end-user computing solutions, network management, applications outsourcing, and business process outsourcing. These services are designed to assume total or partial control and responsibility of clients' information resources, generally on a long-term basis. The Company provides management, staffing and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

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

         Contracts for OnSite services may be either on a fixed price or time and materials basis, and generally cover an initial period of three to ten years. Fixed price contracts require the Company to perform specified services for a fixed payment, generally subject to annual adjustments to reflect inflationary cost increases. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform an OnSite services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in an extreme case, the Company could suffer a loss. As many government and quasi government clients are restricted from incurring binding commitments which extend beyond their current annual budgets or appropriations, contracts often include a "fiscal funding" provision which provides for the reduction or termination of services commensurate with reductions in a client's allocated funding. The Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions.

         The Company also offers its SinglePoint Solutions to assist utilities and energy companies in serving the newly deregulated utility market. By combining software applications, information technology outsourcing and operations management, a utility or energy service company can access SCT's customer management application software products while SCT operates the client's back office functions.

Software Licenses

         The Company develops and licenses application software to each of its served vertical markets. The component applications of the BANNER product line are developed for a client/server, Oracle relational database environment. The ADAGE software, introduced to the process and hybrid manufacturing and distribution market in 1995, is an object based, supply chain execution/ERP system which combines client/server technology with multi-site functionality using a number of relational database platforms including Oracle and Microsoft

SQL Server. The Fygir software is an object based, APS system which uses client/server technology and operates with a number of ERP relational database platforms. The following are the Company's key application software products:

         Banner2000 and Plus2000. Banner2000 is SCT's net-centric software for administrative computing in higher education. This suite of software applications is built with a business process orientation and a business enterprise focus. The software enables institutions to process student information including financial aid, student records, admissions and registration in a centralized or distributed information environment using imaging and self service on the world wide web. In addition, Banner2000 offers systems to assist with common administrative functions, including human resources and financial management. Plus2000 offers a suite of web enabled administrative applications to traditional mainframe and minicomputer-based institutions.

         BANNER Web Applications. SCT's Web applications address client requirements for decentralized routine processing and inquiry while maintaining centralized control of information and access. These applications are currently available for the higher education market under the product names Web for Students, Web for Employees, Web for Alumni, and Web for Faculty & Advisors. Students can check the availability of courses, build a schedule and register on line; apply for financial aid; apply for admissions, and determine admission status. Information about their grades, schedules and transcripts is available and they can query the system about their account balances and addresses.

         SCT Aspire. SCT Aspire is a web-enabled distance learning product that addresses the administrative aspects of education in the non-traditional classroom. This distributed learning tool provides online registration, course delivery, advising, and skills assessment independent of time and place.

         BANNER for Utilities. SCT provides a suite of BANNER software applications to gas, electric, water, waste water, refuse and other utilities. This software is web-enabled and rule-based, can be quickly adapted for changes in business strategy and provides utilities with customer management, marketing, and supply chain management tools to support their changing needs and competitive requirements. BANNER CMS assists utilities in providing customer service, responding to customer inquiries, supporting new service offerings, generating accurate and timely billing, and managing back office resources. The Company introduced several new products during fiscal 1998, including BANNER Customer Target+ for utility marketing programs; BANNER Customer Elink for deregulated consumption and supply contract management; and BANNER Customer Web Access for customer self-inquiry and administration.

         BANNER for Government. In fiscal 1998, SCT continued to concentrate on the changing conditions in the courts arena. SCT enhanced its BANNER Courts Case Management product which helps streamline complex court processing including docket management and scheduling. In addition, in fiscal 1998 the Company introduced BANNER CourtConnect, which provides real-time internet access to court data.

         ADAGE and FYGIR. SCT offers its supply chain management solutions, ADAGE supply chain execution/ERP software and Fygir supply chain planning/APS software, to the process industries. ADAGE consists of objects configured around industry-specific business and supply chain processes. ADAGE enables users to integrate enterprise functions such as planning, production execution, forecasting, procurement, formula and process management, inventory management, customer service, customer order management, logistics, distribution, finance and accounting. ADAGE is designed to meet the specific requirements of process manufacturers including food and beverage, chemicals, metals, minerals, and consumer packaged goods manufacturers on the Windows NT and UNIX platforms. The FYGIR products suite consists of two constituent modules for Advanced Planning and Advanced Scheduling. The FYGIR products enable users to improve their supply chain management performance and make their manufacturing process more efficient by applying mathematical techniques to optimize the supply chain. FYGIR is designed to meet the specific requirements of process manufacturers including food and beverage, chemicals, consumer packaged goods and pharmaceutical manufacturers and runs on the Windows NT platform.

         The Company currently has an agreement with Oracle Corporation allowing the Company to sublicense a limited use ORACLE system, which enables a client to use ORACLE with BANNER at a significantly lower cost than a full-use ORACLE license. The agreement expires in July 2003. The Company's results of operations could be adversely affected if ORACLE's market acceptance declined or its customer base eroded.

Software Services

         The Company provides a variety of professional support services, including systems implementation, modification, training and support; consulting services; and information systems planning and integration. When obtaining a license to use SCT's application software, clients typically purchase specific initial services, such as installation, training and other client support activities. The Company also provides systems integration services for software implementations that include training, data conversion, integration, and customizations for client systems. These contracts are typically longer in term than software support services and shorter in term than information technology outsourcing services. The Company also markets separate service offerings which support Year 2000 issues and disaster recovery services, allowing for scalable contracts based upon client need.

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

Maintenance and Enhancements

         In addition to a license of the Company's application software, clients typically enter into a maintenance agreement with the Company, usually for terms ranging from one to seven years, which entitles the client to telephone support, regulatory updates and functional and technical enhancements. The annual maintenance fee generally is 15% of the license fee, and generally increases each year by a specified percentage.

Product Development

Research and Development

         SCT devotes substantial resources to product development in order to address evolving clients' needs and provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, systems software, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 1998, 1997, and 1996 were approximately $39,203,000, $25,941,000, and
$21,247,000, respectively. After capitalization approximately $31,188,000, $18,434,000, and $14,811,000, respectively, of these amounts were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs (which are not included in the aforementioned amounts) amounted to approximately $4,924,000, $2,850,000, and $1,458,000, respectively.

Development Strategies

         In fiscal 1998 SCT's Object Technology Center was expanded and renamed the Enterprise Solutions Development (ESD) group. This group will continue to focus on developing high quality products that require less end user training and reduce development and maintenance costs. In addition to research and development efforts focused on technical innovation, the ESD group intends to evaluate solutions that consider "best practices" for the markets served by the Company. During fiscal 1998, the ESD continued development of SCT Workflow, a business process framework that can underlie the Company's software solutions.

         For the higher education market, the Company is developing Web for Executives, and continues to enhance its Banner2000, Plus2000 and SCT Aspire products. For the manufacturing/distribution market, the Company is developing enhancements to its existing ADAGE and Fygir software. Currently under development for the utilities market is a new BANNER application for Work Management that will focus on transmission and distribution management. During fiscal 1998, the Company entered into a development contract with The West Group, a leading provider of information to the U.S. legal market, pursuant to which the parties will jointly develop electronic filing capabilities for the Banner Courts system using the WestFile electronic court document filing service.

Campus Pipeline

         In December, 1998 the Company purchased $2.5 million of the common stock of Campus Pipeline Inc. ("CP Common Stock"), representing 20% of the outstanding CP Common Stock. The Company also has options pursuant to which the Company may purchase up to an additional $5.05 million of CP Common Stock. If the Company exercises all its options, the Company will hold approximately 60% of the outstanding CP Common Stock, dependent upon certain dilutive factors such as the exercise of employee stock options and issuance of additional CP Common Stock. The Company will have the right, under certain circumstances, to vote a majority of the outstanding shares of CP Common Stock, to designate directors to serve on Campus Pipeline's board of directors, and to have certain other rights relating to CP Common Stock.

         Campus Pipeline is developing a "home base" for college students, faculty and administration that combines the elements of an Internet portal and an intranet that conveniently integrates existing campus applications. SCT and Campus Pipeline intend to develop an offering to the higher education market, combining SCT's existing administrative software applications, which include key information like course scheduling, registration, student records and the ability to interact with professors, other students and course materials, with the browser-based components of Campus Pipeline's product under development, including collaboration and communications tools, personalized content, and electronic commerce capability.

         SCT also contemplates that it will be in a position to supply universities with systems integration services to link the Campus Pipeline product under development with current SCT applications software in the higher education market and with other sources of content. SCT and Campus Pipeline intend to seek alliances with other online information sources that provide specialized, complementary content and services for the higher education market.

         Development of the Campus Pipeline product is not complete. SCT's ability to capitalize on this intended offering depends on a number of factors, including the ability of Campus Pipeline to timely and cost-effectively complete development of the product and the ability of the parties to integrate it with the SCT software applications, the ability to obtain sponsors, and market acceptance of the offering once it is completed.

General

         The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

         The Company attracts clients primarily through the following means: its own sales force of approximately 154 direct salespersons and support staff, of which approximately 125 are engaged in selling software licenses and related services and approximately 29 are engaged in selling the Company's OnSite, systems integration, and certain professional services; referrals from existing clients and others; and active participation in industry conferences, trade shows and seminars within its markets. In the higher education, utilities and manufacturing and distribution markets, the Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

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

         In the outsourcing services business, the Company competes with several large providers of services, including International Business Machines Corporation ("IBM") and Electronic Data Systems Corporation ("EDS"), as well as smaller providers such as Business Records Corporation in the government market. In the software services business, the Company competes with several large providers of systems integration services, including IBM, EDS, Unisys, Andersen Consulting, Cambridge Technology Partners and the so-called Big Five accounting firms, as well as smaller providers of software consulting services. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation and price.

         In the application software business, the Company competes with other providers of packaged application software and companies offering to develop custom software. Competition also varies by vertical market. Within the higher education market, the Company's principal competitors are PeopleSoft and Datatel. The local government and utility markets are highly fragmented and competition varies significantly within these markets depending upon the customers' computing platforms. Competitors in the local government market include Unisys, IBM, Progressive Solutions, Inc., Crawford Consulting, and Justice Systems Inc. Competitors in the utilities market include SAP, Severn

Trent, ORCOM, SPL, IBM and Andersen Consulting. The manufacturing/distribution market is highly competitive and competitors include SAP, PeopleSoft, Baan, Marcam, Oracle, J.D. Edwards, Systems Software Associates, Ross, QAD Systems, I2, Manugistics, Logility, and Numetrix. Competitive factors in all the software markets served by the Company include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.

Backlog

         At September 30, 1998, the revenues expected to be received by SCT under outsourcing services contracts, which are based on proposed budgeted amounts in those contracts, and under software license and services agreements, including systems integration, enhancements, maintenance, support services, and software implementation, modification and training, amount to approximately $758 million as compared to approximately $638 million at September 30, 1997 and extend through December 2008. Of the $758 million, approximately $300 million is expected to be recognized in fiscal 1999. Approximately $431 million of the $758 million applies to OnSite services contracts. These figures include, in connection with OnSite services contracts, any guaranteed minimum price increases provided in the contracts.

         SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of customers in its targeted markets. Any such reductions could impact new contracts as well as existing contracts. Certain educational institutions and government jurisdictions cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 1998 includes approximately $213 million of OnSite services contracts with fiscal funding clauses.

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

Employees

         As of September 30, 1998, the Company employed approximately 3,400 employees, of which approximately 845 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 13 employees at one client site. The Company considers its relationship with its employees to be satisfactory.

         When the Company receives a new OnSite services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.

Executive Officers of SCT

         The Executive Officers of SCT are as follows:

                                                                            Position and Office
         Name                          Age                                    Currently Held
        -----                          ---                                    --------------
Michael J. Emmi                        56              Chairman of the Board, President and Chief Executive Officer;
                                                       Director

Michael D. Chamberlain                 54              Senior Vice President; President, SCT Software Group; Director

Eric Haskell                           52              Senior Vice President, Finance and Administration, Treasurer, and
                                                       Chief Financial Officer

Richard A. Blumenthal                  50              Senior Vice President, General Counsel and Secretary

Mark A. Cochran                        41              Senior Vice President, Human Resources and Organizational Strategy

Dennis J. Crane                        48              Senior Vice President, Corporate Marketing and Strategy

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

         Mark A. Cochran has served as Senior Vice President, Human Resources and Organizational Strategy since November 1998. Prior thereto, he served as Vice President, Human Resources and Organizational Strategy from September 1997 and has held the following positions in the Company's Technology Management
Division: Vice President, East Region from August 1996 to September 1997; Vice President, Atlantic Region from May 1995 to August 1996; and General Manager, West Coast North Region from January 1995 to May 1995. Prior to joining the Company, he was National Director, Biomedical Computer Systems for the American Red Cross from January 1991 to January 1995.

         Dennis J. Crane has served as Senior Vice President, Corporate Marketing and Strategy since October 1, 1998. Prior thereto, he was President of Crane Consulting, a strategy and management consulting firm with an emphasis on electronic commerce, new product introduction and change leadership, from September 1997 to September 1998; Senior Vice President & General Manager, Corporate and International Markets, of Bell and Howell from January 1996 to August 1997; President and Chief Executive Officer of ANS Communications, Inc., an internetworking and data security company which was acquired by America OnLine, from June 1995 to December 1995; President, GE Healthcare Information Management, a health care procurement, electronic commerce and business process outsourcing venture, from September 1994 to June 1995; and prior thereto, Vice President and General Manager, Electronic Commerce Services, General Electric Information Services Company.

ITEM 2.  PROPERTIES.

         SCT occupies four adjacent buildings and a portion of a fifth building in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company's corporate offices are located in an approximately 47,000 square-foot facility owned by the Company, which also includes employees of other divisions of the Company. The Company also owns an approximately 56,200 square-foot facility, leases an approximately 48,900 square-foot facility under a lease which expires in August 2005, and leases an approximately 70,000 square-foot facility under a lease which expires in November 2008.

         In October 1998 the Company entered into a ten year lease for an approximately 73,900 square foot office building in Frazer, Pennsylvania, which is near its Malvern campus.

         The Company owns and occupies an approximately 45,000 square-foot facility in Rochester, New York. In Lexington, Kentucky, the Company leases an approximately 55,400 square foot facility, 32,600 square feet of which expires in March 1999 and 22,800 square feet of which expires in March 2004. In Columbia, South Carolina, the Company owns and occupies an approximately 60,000 square-foot facility, has various leases for an aggregate of approximately 27,700 square feet which expire on various dates through September 2002, owns
4.8 acres of land on which it has begun construction on a proposed 80,000 square foot facility, and in December 1998 purchased an additional nine acres to allow for future growth. SCT leases offices in various cities throughout the United States including an approximately 37,000 square foot facility in San Diego, California which expires in December 2002 and also leases office space in London, England, Manchester, England, Sophia, France and Rijswijk, the Netherlands.

         SCT believes that its facilities are adequate for its present business needs.

ITEM 3.  LEGAL PROCEEDINGS.

         On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance & Administration, Treasurer, and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995 and a second amended complaint on February 3, 1997. The class period alleged is from June 5, 1995 through October 2, 1995. The second amended complaint sought damages in unspecified amounts as well as equitable relief.

         In April 1996, the Company's Motion to Dismiss the amended complaint was granted in part and denied in part. In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment in favor of the Company as to all remaining claims in the action. On December 30, 1997, the plaintiff filed a notice of appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. On October 28, 1998, the Company and counsel for the plaintiff reached an agreement in principle to settle the matter for $750,000. A settlement class must be determined by the United States District Court for the Eastern District of Pennsylvania and the overall settlement must be approved by the Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SCT's Common Stock is traded on the Nasdaq Stock Market under the symbol "SCTC". The following table sets forth its high and low sale prices (after giving effect to the stock split in May, 1998) on the Nasdaq Stock Market for the specified quarter.

Period
Year ended September 30, 1998                     HIGH         LOW
1st quarter                                      26 1/4      16 3/4
2nd quarter                                      25 1/2      17 1/4
3rd quarter                                      29          20 3/8
4th quarter                                      30 7/8      11 1/2

Year ended September 30, 1997                     HIGH         LOW
1st quarter                                       8 3/8       6 1/4
2nd quarter                                      11 1/4       7 7/8
3rd quarter                                      13 13/16     9 11/16
4th quarter                                      22 5/8      13 1/4

The approximate number of stockholders of record of SCT's Common Stock as of September 30, 1998 was 477.

SCT has not paid any dividends for more than the last two fiscal years. The Company's revolving credit agreement limits the amount of non-stock dividends that may be paid.


ITEM 6.  SELECTED FINANCIAL DATA.

(in thousands except per share amounts) Year Ended September 30             1998*       1997         1996        1995**       1994

Revenues                                                                  $403,668    $290,046     $215,258    $176,148     $148,214
Income before income taxes                                                  38,232      38,617       16,003      10,316       17,794
Provision for income taxes                                                  16,858      15,726        6,884       7,258        6,148
Net income                                                                  21,374      22,891        9,119       3,058       11,646
Net income per common share                                                   0.64        0.76         0.32        0.12         0.47
Net income per share -- assuming dilution                                     0.59        0.69         0.31        0.10         0.43
Common shares outstanding                                                   33,532      29,996       28,140      26,148       24,656
Common shares outstanding -- assuming dilution                              36,035      34,124       33,090      30,102       30,444
Working capital                                                            151,017      83,217       67,389      63,555       59,239
Total assets                                                               332,954     209,704      163,259     150,983      128,809
Long-term debt                                                              78,425       2,549       31,590      31,790       34,500
Stockholders' equity                                                       182,922     150,425       96,796      85,565       65,481


* Includes a pre-tax charge of $16,063 for purchased research and development in the year ended September 30, 1998. Results without the charge for purchased research and development would have resulted in net income of $31,815 and net income per share -- assuming dilution of $0.88.

** Includes a pre-tax charge of $8,700 for purchased research and development in the year ended September 30, 1995. Results without the charge for purchased research and development would have resulted in net income of $11,758 and net income per share -- assuming dilution of $0.42.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. For specific accounting policies and financial statement detail, refer to the consolidated financial statements and footnotes.

Overview

Systems & Computer Technology Corporation (the "Company") develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology outsourcing services. In addition, the Company offers a series of related software services including systems implementation, systems integration, and maintenance and enhancements. The Company's markets are higher education, manufacturing & distribution, utilities, and government. The Company's focus on these four vertical markets enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

The Company derives software services revenues from a variety of professional support services, which include systems implementation, modification, training, and support; consulting services; and information systems planning and integration. Maintenance and enhancements contracts allow customers access to telephone support services, regulatory updates, and functional and technical enhancements.

The Company provides systems integration services for software implementations that include training, data conversion, integration, and customizations for client systems. These contracts are typically longer in term than software support services and shorter in term than information technology outsourcing services.

The Company provides outsourcing services, which are comprised of a range of information technology areas including end-user computing solutions, network management, applications outsourcing, and business process outsourcing. These services are designed to assume total or partial control of and responsibility for clients' information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel, and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

Results of Operations

The following table sets forth: (a) income statement items as a percentage of total revenues and (b) the percentage change for each item from the prior-year comparative period.

                                            % of Total Revenues               % Change from
                                          Year Ended September 30,              Prior Year
                                        ------------------------------     ---------------------
                                        1998        1997         1996        1998         1997
Revenues
Outsourcing services                    31.1%       33.7%        39.1%       28.5%        16.0 %
Software sales                          24.2%       26.5%        21.8%       27.2%        64.4 %
Maintenance and
  enhancements                          15.7%       18.0%        19.5%       21.5%        24.0 %
Software services                       27.6%       21.6%        19.3%       77.9%        50.9 %
Other, primarily
  interest                               1.4%        0.2%         0.3%      776.1%       (10.3)%
                                        -----       -----        -----      ------       -------

Total                                    100%        100%         100%       39.2%        34.7 %
                                        =====       =====        =====      ======       =======

Expenses
Cost of services, sales,
and maintenance and
enhancements                            62.1%       61.4%        66.4%       40.8%        24.6 %
Selling, general, and
administrative                          23.4%       24.9%        25.1%       31.1%        33.6 %
Charge for purchased
research and
development                              4.0%          -            -           -            -
Interest expense                         1.0%        0.4%         1.1%      226.9%       (48.1)%
Income before
income taxes                             9.5%       13.3%         7.4%       (1.0)%      141.3 %
                                        =====       =====        =====      ======       =======

The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category and the total gross profit as a percentage of total revenue (excluding other revenue). The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software sales.

                                        1998        1997         1996
                                        ----        ----         ----
Gross Profit
Outsourcing services                    19.6%       18.5%        19.4%
Software sales and
maintenance and
enhancements                            57.1%       63.7%        56.6%
Software services                       27.6%       17.6%        12.0%
                                        -----       -----        -----

Total                                   37.0%       38.4%        33.4%
                                        =====       =====        =====

Revenues: Growth in outsourcing services revenue largely results from significant contract signings. The 28.5% increase in outsourcing services revenue in the year ended September 30, 1998 is primarily the result of (1) increases in outsourcing services provided to significant clients and (2) fiscal year 1998 contract signings. The 16.0% increase in outsourcing services revenue in the year ended September 30, 1997 was primarily the result of (1) increases in outsourcing services provided to two clients and (2) new contract signings during fiscal year 1997. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 1998, 1997, and 1996 were 82%, 71%, and 88%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during the period which have expiration dates in a later period.

Software sales increased 27.2% in the year ended September 30, 1998 compared to the prior-year period due primarily to increased licenses of Banner Customer Information System (CIS) software to the utility market and increased Banner software licenses to the higher education market. The Company experienced a slight increase in license fee revenue in fiscal year 1998 versus fiscal year 1997 in its ADAGE enterprise resource planning (ERP) software. Software sales increased 64.4% in fiscal year 1997 compared with fiscal year 1996 due primarily to increased licenses of ADAGE ERP software to the manufacturing market, increased Banner software licenses to the higher education market, and increased licenses of Banner Customer Information System (CIS) software to the utility market.

The 21.5% and 24.0% increases in maintenance and enhancements revenue in fiscal years 1998 and 1997, respectively, were the result of the growing installed base of clients in the higher education, manufacturing & distribution, and utility marketplaces. Additionally, the Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces. These increases were partially offset by reduced revenues in the government market as the result of the sale of a product line on which the Company was no longer selling licenses but was providing maintenance services through fiscal year 1997.

Software services revenue increased 77.9% in fiscal year 1998 compared to fiscal year 1997 as the result of increases in implementation and integration services in the manufacturing, utility, and higher education markets. These increases were offset by decreases, compared to the prior-year period, in services provided to the international utility market. Software services revenue increased 50.9% in fiscal year 1997, compared with fiscal year 1996, primarily as the result of increases in ADAGE ERP implementations and support services to the manufacturing market and implementations and integration services in the utility and the higher education markets.

The increase in other revenue for the year ended September 30, 1998 is attributable to increased interest revenue from the increased cash and short-term investments balance resulting from the debt issuance in October 1997 and to a one-time $695 thousand gain on the sale of an inactive product line in the first quarter of fiscal year 1998.

Gross Profit: Gross profit decreased as a percentage of total revenue (excluding other revenue) from 38.4% to 37.0% for fiscal year 1998 as compared with fiscal year 1997. The total gross profit percentage decreased primarily because of a decrease in the software sales and maintenance and enhancements gross profit, which makes up the greatest percentage of the Company's total gross profit. This decrease was primarily the result of an increase in non-capitalized product development expenditures, principally in the manufacturing business, at a greater rate than the revenue increase. The outsourcing services gross profit increased from 18.5% in fiscal year 1997 to 19.6% in fiscal year 1998 as a result of higher margins on new contract signings compared with older contracts. The software services margin increased primarily as a result of increased profitability in the utility and manufacturing businesses' services although margins continued to be impacted by unprofitable international operations. The Company is continuing to focus on installation and systems integration services in each of its markets. Since service margins have historically been lower than the margins derived from software sales and maintenance and enhancements, an increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin.

Gross profit increased as a percentage of total revenue (excluding other revenue) from 33.4% to 38.4% for fiscal year 1997 as compared with fiscal year 1996. The increase in the software sales and maintenance and enhancements gross profit was primarily the result of significant growth in license fee revenue. The software services margin increased primarily as a result of increases in the utility and manufacturing businesses' gross margin. Additionally, in fiscal year 1996, the software services costs reflected increased expenditures in the utility business, including a second quarter contract loss provision of $1.25 million to reflect the cost of satisfying certain obligations relating to the Banner CIS product. These obligations were satisfied during fiscal year 1997. The increases in software services' gross profit for the year were offset by decreases in the international utility gross profit, where additional costs were incurred in the third and fourth quarters as a result of contract delays and cost overruns.

Fygir Acquisition: In September 1998, the Company acquired all of the outstanding stock of Fygir Logistic Information Systems, B.V. (Fygir). Fygir is a leading provider of supply chain planning software. The total cost of the acquisition was $35.1 million, of which $2.3 million is held in escrow. Provided the Company does not have any claim to the amount escrowed, the Company will release any amounts remaining in the escrow to the seller on September 2, 1999. In conjunction with the acquisition, which was accounted for as a purchase, the Company incurred a charge of $16.1 million for in-process research and development. Included in this amount were the fair values of Fygir products under development that had not reached technological feasibility at the time of the acquisition.

The in-process technology acquired in the Fygir acquisition consisted of multiple significant research and development projects, most of which the Company intends to continue to develop. The Company believes that these projects, which can be separated into three separate categories -- Significant New Features, New Technology, and Tightly Integrated -- will all contribute to future generations of the Company's software. At the time of the Fygir acquisition, the Company assigned a value of $16.1 million to the Fygir in-process technology with the assistance of an independent valuation. The valuation considered the Securities and Exchange Commission's views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants.

Significant New Features projects represent significant improvements to existing core technology acquired that could result in price and sales increases. New Technology projects are associated with the design of next generation Fygir products. Tightly Integrated projects are related to integrating Fygir-developed technology with the Company's technology.

The Company estimates that the Significant New Features, New Technology, and Tightly Integrated projects were in the aggregate approximately 70%, 50%, and 60% complete, respectively, as of the date of acquisition. At the time of the

Fygir valuation, the anticipated remaining development project expenses were approximately $22.0 million. These costs are estimated to be incurred in fiscal years 1999 through 2002.

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relates to the completion of all planning, designing, and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features, and technical performance requirements. The Company currently expects that the acquired in-process technology will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved. Furthermore, future developments in the supply chain management industry, changes in other product and service offerings, or other developments may cause the Company to alter or abandon these plans.

Income Taxes: The fiscal year 1998 provision for income taxes does not reflect the customary relationship between income and tax expense principally due to state income taxes and the research and development tax credit. The research and development tax credit expired in June 1998. As a result, the fiscal year 1998 provision reflects the benefit of the credit for only the first nine months of the fiscal year. The research and development tax credit was extended in October 1998, but is scheduled to expire in June 1999. The provision for income taxes for the year ended September 30, 1997 reflects the benefit of the research and development tax credit, which was in effect for the entire fiscal year. The provision for the year ended September 30, 1996 reflects the impact of valuation allowances provided with respect to tax loss carryforwards in various state and foreign jurisdictions and the relative impact of non-deductible expenses.

At September 30, 1998, the Company has $21.7 million tax loss carryforwards in various states and $9.9 million of net operating loss carryforwards in foreign jurisdictions. The state loss carryforwards expire in various periods ending September 30, 2013. The foreign tax losses have indefinite carryforwards. At September 30, 1998, the Company has recorded tax credits and loss carryforwards, net of valuation allowance, of $2.6 million related primarily to the expected benefit of foreign tax loss carryforwards. The Company's foreign subsidiaries must generate approximately $6.3 million in pre-tax earnings in order to realize the related net deferred tax asset. The Company recently restructured its international business to emphasize sales and distribution of its products in addition to product development. Management believes that it is more likely than not that this international restructuring will generate sufficient future taxable income to realize the Company's net deferred tax assets.

The Company's application for a change in accounting method previously filed with the Internal Revenue Service was accepted. This method change will result in a reclassification from current income taxes payable to deferred income taxes of approximately $4.2 million over the next two years.

Foreign Operations: The local currency is the functional currency of the Company's foreign operations.Foreign operations represented approximately 3% of the Company's consolidated 1998 revenue. The Company does not believe its foreign currency exposure is significant and analyzes the desirability of hedging the exposure on an ongoing basis.

Cyclical Nature of Business: Certain non-seasonal factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, impending year 2000 issues, and general economic and political conditions. While the Company has historically generated a greater portion of license fees in total revenue in the last two fiscal quarters, the non-seasonal factors cited above may have a greater effect than seasonality on the Company's results of operations.

Liquidity, Capital Resources, and Financial Position

In October 1997, the Company issued $65 million of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. In November 1997, pursuant to an underwriters' option, the Company issued an additional $9.75 million of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000 at prices decreasing from 102.5% of the principal amount to par on October 15, 2003.

The Company's cash and cash equivalents balance was $18.9 million and $29.8 million at September 30, 1998 and 1997, respectively. The short-term investments balance increased to $59.4 million at September 30, 1998 as a result of the first quarter debenture offering.

Despite an increase in income before depreciation and amortization, and purchased research and development, operating cash flows decreased by $5 million to $28.5 million as a result of the growth in the outsourcing services business. Typically, the start of an outsourcing services contract results in increased cash outflows related to deferred costs and sales commissions, and client equipment purchases.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone based. During the beginning of a typical outsourcing services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. In certain systems integration services contracts, payments are milestone based. In these particular systems integration contracts, services are performed by the Company but cannot be billed until the milestone is attained. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. These unbilled accounts receivable balances have decreased as a percentage of revenue from approximately 24% to 19% from fiscal year 1997 to fiscal year 1998. As an outsourcing services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a systems integration services contract. The remaining unbilled accounts receivable balance is comprised of software sales for which product has been shipped and revenue has been recognized but amounts have not been billed due to the payment terms established. These unbilled balances are generally billed within one year.

The Company's working capital at September 30, 1998 was $151 million and was $83.2 million at September 30, 1997.

Cash used in investing activities was $119.3 million for fiscal year 1998 compared with $19.3 million for fiscal year 1997. The Company's primary use of cash for investing activities was the purchase of available-for-sale investments from the proceeds of the bond offering during the first quarter of fiscal year 1998 and the aforementioned cash acquisition of Fygir. Additionally, property and equipment expenditures increased as the result of (1) fit-up and remodeling costs in the third and fourth quarters of fiscal year 1998 for a new office building in the Company's Malvern campus and (2) the July 1998 purchase of land and subsequent building construction costs for a new building adjacent to the Company's existing building in Columbia, SC. The construction and fit-up of the new Columbia building are expected to continue until sometime in the third quarter of fiscal year 1999. In October 1998, the Company signed a ten-year lease agreement for space near its Malvern campus. The Company will begin to incur fit-up and remodeling costs in the first quarter of fiscal year 1999 with rent payments anticipated to begin in the second quarter of fiscal year 1999.

Cash provided by financing activities was $79.9 million for fiscal year 1998 primarily as the result of the net proceeds of the bond offering of $72.1 million. Additionally, cash was provided by the exercise of stock options by the Company's employees.

On April 9, 1997, the Company called for redemption its outstanding 6 1/4% convertible subordinated debentures due September 1, 2003. The redemption date was May 9, 1997. During fiscal year 1997, 4.2 million shares were issued related to the conversion of all but $55 thousand of the remaining convertible subordinated debentures. Had these converted shares been outstanding for the full year ended September 30, 1997, net income per common share for the year ended September 30, 1997 would have decreased by $.04 to $.72.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2000 with optional annual renewals. There were no borrowings outstanding under the credit facility at September 30, 1998 or 1997. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. During fiscal year 1998, the covenants allowed the Company to pay non-stock dividends, repurchase capital stock, make distributions of assets to shareholders (as long as the aggregate amount does not exceed $5 million in any fiscal year) and pay stock dividends. In October 1998, the agreement covenants were amended to allow the Company to repurchase capital stock not to exceed $35 million and 3 million shares before April 15, 1999.

The Company believes that its cash and cash equivalents, cash provided by operations, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 15, 1998 to stockholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements and Management's Discussion and Analysis of Operations and Financial Condition to number of shares and per share amounts have been restated.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), was effective for periods ending after December 15, 1997. As a result the

Company changed the method used to compute earnings per share and restated all prior periods presented. Under the new requirements, net income per common share excludes the dilutive effect of both stock options and convertible debentures, and net income per share -- assuming dilution must include the dilutive effect of both stock options and convertible debentures even if the dilutive effect is immaterial.

In October 1998, the Company's Board of Directors authorized the purchase of up to 3 million of its common shares. The shares may be purchased from time to time in the open market or negotiated transactions and the timing of purchases will be based on a variety of factors including stock price, cash requirements, and market and economic factors. During October 1998, the Company purchased approximately 1.1 million shares for $10.3 million.

The Company entered into an agreement dated as of December 4, 1998 in which it agreed to purchase up to $7.6 million of the common stock of Campus Pipeline, Inc. (the "Stock"). As of December 9, 1998, the Company had purchased $2.5 million of the Stock and received a 20% equity interest in Campus Pipeline, Inc. If the Company exercises all its options, the Company will hold approximately 60% of the outstanding common stock of Campus Pipeline, Inc.

Financial Risk Management: The Company invests its cash in a variety of financial instruments, including state and municipal securities, corporate debt securities, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. At September 30, 1998, a majority of the Company's investments were in fixed rate instruments. Historically, the Company's investment income has not been material to the Company's financial results, and the Company does not expect that changes in interest rates will have a material impact on the results of operations. See Note B to the financial statements, included in Item 8 of this Form 10-K, for additional information with respect to the investment portfolio.

The Company also has issued fixed rate debt, which is convertible to Company stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the price of the underlying Company stock. For the year ended September 30, 1998, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -- assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -- assuming dilution would be reduced. See Note F to the financial statements, included in
Item 8 of this Form 10-K, for additional information with respect to the Company's long-term debt.

Contingencies: On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance & Administration, Treasurer, and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995, and a second amended complaint on February 3, 1997. The class period alleged is from June 5, 1995 through October 2, 1995. The second amended complaint sought damages in unspecified amounts as well as equitable relief.

In April 1996, the Company's Motion to Dismiss the amended complaint was granted in part and denied in part. In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment in favor of the Company as to all remaining claims in the action. On December 30, 1997, the plaintiff filed a notice of appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. On October 28, 1998, the Company and counsel for the plaintiff reached an agreement in principle to settle the matter for $750,000. A settlement class must be determined by the United States District Court for the Eastern District of Pennsylvania and the overall settlement must be approved by the Court.

New Accounting Standards: Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in December 1997 and is effective for all fiscal years beginning after December 15, 1997. Statement of Position 98-4, "Deferral of Certain Provisions of SOP 97-2" (SOP 98-4), was issued in April 1998 and defers for one year (i.e., until fiscal years beginning after December 15, 1998) the application of certain provisions of SOP 97-2. SOP 97-2 introduces a new framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. SOP 97-2 requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. SOP 98-4 defers the application of the provisions of SOP 97-2 which define what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. The Company currently does not believe this new accounting guidance will have a significant impact on its results of operations, but continues to evaluate implementation guidance on this subject as it is published.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued. Under SFAS 130, all items that meet the definition of comprehensive income will be reported in a financial statement for the period in which they are recognized. Comprehensive income will include changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. The Company will make the disclosures required by SFAS 130 in the first quarter of 1999. The adoption of SFAS 130 will have no impact on the Company's net income or stockholders' equity.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS 131 is effective for fiscal years beginning after December 31, 1997, however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the fiscal year ending September 30, 1999, although the Company has not fully assessed the impact of SFAS 131 on its financial disclosures.

Factors That May Affect Future Results and Market Price of Stock: The matters discussed herein and elsewhere that are forward-looking statements, including statements concerning the Company's or management's intentions, beliefs, expectations, or predictions for the future, are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The following discussion highlights some, but not all of the risks and uncertainties which may have a material adverse effect on the Company's business, financial condition, and/or results of operations.

The Company's revenues and operating results can vary substantially from quarter to quarter based on a number of factors. Software sales revenues in any quarter are dependent on the execution of license agreements and shipment of product. The execution of license agreements is difficult to predict for a variety of reasons including the following: a significant portion of the Company's license agreements are typically signed in the last month of each quarter; the duration of the Company's sales cycle is relatively long; the size of transactions can vary widely; client projects may be postponed or canceled due to changes in the client's management, budgetary constraints, or strategic priorities; and clients often exhibit a seasonal pattern of capital spending. The Company has historically generated a greater portion of license fees in total revenue in the last two fiscal quarters, although there is no assurance that this will continue.

Also, as the year 2000 approaches, many potential clients are evaluating their existing systems and must decide whether to repair or replace those systems which have year 2000 issues. While the Company believes that such evaluations have favorably impacted demand for its software products and services in the last two fiscal years, such demand is likely to diminish as the year 2000 approaches since services to remediate year 2000 issues must be completed in a timely manner and lead times required to complete systems implementations preclude system replacement as a timely solution to the year 2000 issue as the millennium nears. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the year 2000 issue on quarter to quarter revenue achievement is limited.

Since a significant part of the Company's business results from software licensing, the Company's business is characterized by a high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If software licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. It is therefore possible that in one or more future quarters the Company's operating results will be below expectations. In such event, the price of the Company's common stock would likely be adversely affected.

The success of the Company's business is dependent upon certain key management, sales, and technical personnel. In addition, the Company believes that to succeed in the future it will be required to continue to attract, retain, and motivate additional talented and qualified management, sales, and technical personnel. Competition for hiring such personnel in the information technology industry is intense and demand for such employees has, to date, exceeded supply. The Company from time to time experiences difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate, and retain other skilled management, sales, and technical personnel. The loss of certain of its existing key personnel or the inability to attract and retain additional qualified employees in the future could have a material adverse effect on the Company's business, operating results, and financial condition.

The application software industry is characterized by intense competition, rapid technological advances, changes in customer requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully and to continue to develop and market new products and enhancements cost-effectively, which will necessitate continued investment in research and development and sales and marketing. There can be no assurance that the Company's existing products will not be rendered obsolete or non-competitive by new industry standards or changing technology, that the Company will be able to develop and market new products successfully, or that the Company's new product offerings will be accepted by its markets. Furthermore, programs as complex as those offered by the Company may contain undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by third-party test sites, errors will not be found in new product offerings, with the possible result of unanticipated costs and delays in market acceptance of these products.

Certain of the Company's contracts are subject to fiscal funding clauses, which provide that in the event of budgetary constraints, the client is entitled to reduce the level of services to be provided by the Company with a corresponding reduction in the fee to be paid by the client, or in certain circumstances, to terminate the services altogether. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients of the Company representing a substantial portion of the Company's revenues were to invoke the fiscal funding provisions of their outsourcing services contracts, the Company's results of operations could be adversely affected.

The Company provides software-related services, including systems implementation and integration services. Services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed price arrangements in which revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.

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

Year 2000: In the past, many information technology systems were designed with two-digit year codes that did not recognize century fields. As a result, these hardware and software systems may not function or may give incorrect results during the periods surrounding the year 2000. The year 2000 issue is faced by every company which relies on computer systems. In order to address this issue, such hardware and software systems must be upgraded or replaced in order to correctly process dates beginning in the year 2000.

The Company has a company-wide year 2000 team to identify and resolve year 2000 issues associated with the Company's internal information technology (IT) systems, internal non-IT systems, material third party relationships, and the products and services sold by the Company. The Company's year 2000 readiness program includes: corporate awareness, adoption of year 2000 standards, inventory, assessment, remediation, validation testing, and contingency planning.

The Company has identified its main internal IT systems and expects to complete remediation and testing of needed year 2000 related modifications by early 1999. The Company is assessing its internal non-IT systems and expects to complete needed modifications to these systems by early 1999. Also, because of the interdependence of IT systems, the Company is evaluating material third party relationships for year 2000 issues and expects to complete this effort by early 1999.

The Company has designed the most current versions of its products to be year 2000 ready. The Company is communicating with its customers the status of the Company's products relating to year 2000. For products that were identified as needing updates to address year 2000 issues, the Company has completed the updates to most of these products, and has made the updates available to the customers in 1998. The Company will complete the few remaining minor product updates prior to March 1999. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are year 2000 ready. Also, in certain client outsourcing and services contracts, the Company is evaluating year 2000 issues for its clients' computing environments and implementing year 2000 related remediations. Some of this client remediation effort has been completed in 1998 with the remainder of the client remediation effort planned throughout 1999.

The Company has funded its year 2000 program from operating cash flows and has not separately accounted for these costs in the past. The Company will incur additional amounts related to the year 2000 program for administrative personnel to manage the project and for technical support for its products, services, and internal IT systems. The Company believes that the vast majority of these costs are not incremental to the Company but represent a reallocation of existing resources and does not believe that these costs have been or are expected to be material to the Company's financial position.

The Company believes that necessary modifications to its products will be made on a timely basis. However, there can be no guarantee that one or more of the Company's current products do not contain year 2000 date issues that may result in material costs to the Company. Additionally, where the Company is evaluating year 2000 issues for client outsourcing and services contracts, there can be no assurances that all year 2000 issues will be identified and remediated and it is possible that the Company may experience increased expenses in addressing these issues. It is possible that any such delays or increased costs could have a material adverse impact on the Company's operations and financial results by, for example, impacting the Company's ability to deliver products or services to its customers. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. The most reasonably likely worst case scenarios would include: issues originating from clients who do not migrate to current product releases or who experience other year 2000 related problems, corruption of data contained in the Company's internal IT systems, and failure of infrastructure services provided by government agencies and other third parties (electricity, banking services, phone service, water systems, internet services, etc.). The Company is in the process of contingency planning for high risk areas and should complete this effort in early 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this Item is contained on page 22 of Item 7 of this Form 10-K under the heading Financial Risk Management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Consolidated Balance Sheets

(in thousands except per share amounts) September 30                      1998        1997
------------------------------------------------------------------------------------------
Assets
Current Assets
Cash and short-term investments                                       $ 78,306    $ 29,809
Receivables, including $66,158 and $59,311 of
   earned revenues in excess of billings, net of
   allowance for doubtful accounts of $4,033 and $4,098                130,457     100,543
Prepaid expenses and other receivables                                  13,861       8,473
                                                                      --------    --------
Total Current Assets                                                   222,624     138,825

Property and Equipment -- at cost, net of accumulated depreciation      55,862      40,710
Capitalized Computer Software Costs, net of accumulated
   amortization of $15,337 and $10,413                                  18,257      15,167
Cost in Excess of Fair Value of Net Assets Acquired, net of
   accumulated amortization of $3,522 and $2,957                        17,763       8,121
Other Assets and Deferred Charges                                       18,448       6,881
                                                                      --------    --------
Total Assets                                                          $332,954    $209,704
                                                                      ========    ========

Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable                                                   $ 17,720    $ 10,023
   Current portion of long-term debt                                     1,100       1,225
   Income taxes payable                                                  1,444       5,000
   Accrued expenses                                                     33,659      22,649
   Deferred revenue                                                     17,684      16,711
                                                                      --------    --------
Total Current Liabilities                                               71,607      55,608

Long-Term Debt, net of current portion                                  78,425       2,549
Deferred Taxes and Other Long-Term Liabilities                               -       1,122
                                                                      --------    --------
Total Liabilities                                                      150,032      59,279
                                                                      --------    --------

Stockholders' Equity
 Preferred stock, par value $.10 per share -- authorized
   3,000 shares, none issued                                                 -           -
 Common stock, par value $.01 per share -- authorized
   100,000 shares, issued 36,275 and 35,146 shares                         363         352
 Capital in excess of par value                                        102,176      91,064
 Retained earnings                                                      83,952      62,578
                                                                      --------    --------
                                                                       186,491     153,994

Less:
   Held in treasury, 2,302 common shares-- at cost                      (2,959)     (2,959)
   Notes receivable from stockholders                                     (610)       (610)
                                                                      --------    --------
                                                                       182,922     150,425
                                                                      --------    --------
Total Liabilities and Stockholders' Equity                            $332,954    $209,704
                                                                      ========    ========

See notes to consolidated financial statements.

                     Consolidated Statements of Operations

(in thousands except per share amounts) Year Ended September 30    1998        1997          1996
--------------------------------------------------------------------------------------------------
Revenues
  Outsourcing services                                           $125,554    $ 97,677     $ 84,183
  Software sales                                                   97,844      76,948       46,821
  Maintenance and enhancements                                     63,297      52,109       42,013
  Software services                                               111,559      62,694       41,552
  Other, primarily interest                                         5,414         618          689
                                                                 --------    --------     --------
                                                                  403,668     290,046      215,258
                                                                 --------    --------     --------

Expenses
  Cost of outsourcing services                                    101,010      79,650       67,852
  Cost of software sales and maintenance
    and enhancements                                               69,131      46,879       38,546
  Cost of software services                                        80,760      51,627       36,586
  Selling, general, and administrative                             94,484      72,053       53,921
  Charge for purchased research and development                    16,063           -            -
  Interest expense                                                  3,988       1,220        2,350
                                                                 --------    --------     --------
                                                                  365,436     251,429      199,255
                                                                 --------    --------     --------

Income before income taxes                                         38,232      38,617       16,003
Provision for income taxes                                         16,858      15,726        6,884
                                                                 --------    --------     --------
Net income                                                        $21,374     $22,891       $9,119
                                                                 ========    ========     ========

Net income per common share                                         $0.64       $0.76        $0.32
Net income per share -- assuming dilution                           $0.59       $0.69        $0.31
Common shares and equivalents outstanding:
  Average common shares                                            33,532      29,996       28,140
  Average common shares -- assuming dilution                       36,035      34,124       33,090
                                                                 ========    ========     ========

See notes to consolidated financial statements.

                     Consolidated Statements of Cash Flows

(in thousands except per share amounts) Year Ended September 30            1998       1997          1996
---------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                              $ 21,374     $22,891      $ 9,119
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Charge for purchased research and development                          16,063           -            -
   Depreciation and amortization                                          16,927      12,808       10,961
   Provision for doubtful accounts                                         2,483       4,136        1,212
   Deferred tax (benefit) provision                                       (4,586)     (1,051)         740
   Changes in operating assets and liabilities:
    (Increase) in receivables                                            (31,303)    (27,518)     (8,103)
    (Increase) in interest receivable                                     (1,199)          -           -
    (Increase) decrease in other current assets,
     principally prepaid expenses                                         (4,856)      1,735       1,557
   Increase in accounts payable                                            7,396       3,349       1,440
   Increase in income taxes payable                                        1,053       4,809         231
   Increase in accrued expenses                                            7,171      10,291         470
   Increase (decrease) in deferred revenue                                   742       3,711      (1,560)
   Changes in other operating assets and deferred charges                 (2,758)     (1,690)     (1,454)
                                                                        --------     -------    --------
Net Cash Provided by Operating Activities                                 28,507      33,471      14,613
                                                                        --------     -------    --------

Investing Activities
Purchase of property and equipment                                       (23,602)    (11,837)    (10,404)
Capitalized computer software costs                                       (8,015)     (7,507)     (6,436)
Proceeds from the sale or maturity of investments available for sale      99,206           -      13,504
Purchase of investments available for sale                              (156,689)          -           -
Purchase of subsidiary, net of cash acquired                             (30,219)          -        (789)
                                                                        --------     -------    --------
Net Cash (Used in) Investing Activities                                 (119,319)    (19,344)     (4,125)
                                                                        --------     -------    --------

Financing Activities
Principal payments on long-term debt                                     (15,225)     (7,955)    (12,700)
Proceeds from long-term debt, net of issuance costs                       88,548       9,659      12,600
Repurchase and retirement of Company stock                                     -      (1,367)          -
Proceeds from exercise of stock options                                    6,622       3,042         313
                                                                        --------     -------    --------
Net Cash Provided by Financing Activities                                 79,945       3,379         213
                                                                        --------     -------    --------
(Decrease) Increase in Cash and Cash Equivalents                         (10,867)     17,506      10,701
                                                                        --------     -------    --------
Cash and Cash Equivalents at Beginning of Year                            29,809      12,303       1,602
                                                                        --------     -------    --------
Cash and Cash Equivalents at End of Year                                $ 18,942     $29,809    $ 12,303
                                                                        ========     =======    ========
Supplemental Information
Noncash investing and financing activities:
  Conversion of subordinated debentures into common stock               $      -     $31,220    $      -

See notes to consolidated financial statements.

                Consolidated Statements of Stockholders' Equity

                                                                                                           Unearned
                                                                                                         Compensation
                                                                                                           and Notes
                                                          Common     Capital                              Receivable      Total
                                                          Stock    in Excess of    Retained   Treasury       from      Stockholders'
(in thousands)                                          Par Value    Par Value     Earnings    Stock     Stockholders     Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                             $   304    $ 58,290     $30,568    $(2,959)       $(638)       $ 85,565
Stock issued under stock option plans,
  including tax benefits, 130 shares                                    1,960                                               1,960

Issuance of stock due to warrants exercised, 56 shares                    124                                                 124
Earned restricted stock compensation                                                                           28              28
Net income, year ended September 30, 1996                                           9,119                                   9,119
Balance at September 30, 1996                                 304      60,374      39,687     (2,959)        (610)         96,796
                                                          -------    --------     -------    -------        -----        --------

Stock issued under stock option plans,
  including tax benefits, 870 shares                           10       3,239                                              3,249
Stock repurchase and retirement, 368 shares                    (4)     (2,863)                                            (2,867)
Conversion of 6 1/4% convertible
  subordinated debentures, 4,162 shares                        42      30,314                                             30,356
Net income, year ended September 30, 1997                                          22,891                                 22,891
Balance at September 30, 1997                                 352      91,064      62,578     (2,959)        (610)       150,425
                                                          -------    --------     -------    -------        -----       --------

Stock issued under stock option plans,
  including tax benefits, 1,129 shares                         11      11,112                                             11,123
Net income, year ended September 30, 1998                                          21,374                                 21,374
Balance at September 30, 1998                             $   363    $102,176     $83,952    $(2,959)       $(610)      $182,922
                                                          =======    ========     =======    ========       ======      ========
See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                    (in thousands except per share amounts)

Note A -- Significant Accounting Policies

Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries. Intercompany items have been eliminated in consolidation.

Nature of Operations: Systems & Computer Technology Corporation (the "Company") develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology outsourcing services. In addition, the Company offers a series of related software services including systems implementation, systems integration, and maintenance and enhancements. The Company's markets are higher education, manufacturing & distribution, utilities, and government. In fiscal year 1998, approximately 40% of the Company's revenue was derived from the higher education market, approximately 17% was derived from the manufacturing & distribution market, approximately 21% from the utility market, and approximately 19% from the local government market. The principal markets for the Company's offerings are in the United States. In fiscal year 1998, the Company's foreign operations represented approximately 3% of revenues and the Company's export sales represented 5% of revenues.

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

Revenue Recognition: During the first several years of a typical OnSite services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheets as unbilled accounts receivable. As a contract proceeds, services are performed and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. All of the unbilled receivables at September 30, 1998 resulting from OnSite services contracts will be billed within the normal twelve-month business cycle, although additional unbilled receivables will continue to build based on the terms of the contracts. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

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

The Company recognizes revenue upon delivery of software and receipt of a signed contractual obligation, and substantial payment due from the customer within normal trade terms, if no significant vendor obligations remain. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreement. The Company's policy is to charge interest on or discount unbilled software and services receivables not expected to be billed within one year, which were approximately $585 and $1,375 at September 30, 1998 and 1997, respectively. The Company classifies such receivables as current assets consistent with its business cycle. The Company does not separately present the cost of maintenance and enhancements revenues because it is impracticable to separate such cost from the cost of software sales.

The Company has "bundled" contracts which include both OnSite management services or other software services and software licenses. Because licensing of the software is not dependent on continuation of the OnSite management services or other software services portions of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded in the Company's consolidated statement of operations as outsourcing services or software services revenue.

The Company provides software-related services, including systems implementation and integration services. Services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known.

Cash Equivalents: Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: In accordance with SFAS 115, management determines the appropriate classification of debt securities at the time of purchase. Available-for-sale securities are stated at fair value.

Long-Lived Assets: Equipment is depreciated over its estimated useful life, for periods ranging from three to 10 years, using the straight-line method. Buildings and related improvements are depreciated using the straight-line method, for periods up to 30 years.

Cost in excess of fair value of net assets acquired is associated with the companies acquired, and is amortized over periods ranging from 10 to 20 years using the straight-line method. The Company periodically reviews for impairment the carrying value of the costs in excess of net assets acquired. The Company will record an impairment in its operating results if the carrying value exceeds the future undiscounted cash flows of the related assets.

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

Common Stock Split: On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 15, 1998 to stockholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per share amounts have been restated.

Income Per Share: Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was effective for periods ending after December 15, 1997. As a result, the Company changed the method used to compute income per share and restated all prior periods presented. Under the new requirements, net income per common share excludes the dilutive effect of both stock options and convertible debentures and net income per share -- assuming dilution is based on the dilutive effect of both stock options and convertible debentures even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of the net income per common share and net income per share -- assuming dilution calculations follow:


                                                  1998         1997         1996
                                               -------      -------      -------
Numerator
Net income available to
 common stockholders,
 used for net income per
 common share                                  $21,374      $22,891      $ 9,119
Effect of dilutive securities:
 6 1/4% convertible debentures                      --          515        1,200
                                               -------      -------      -------
Net income available to
 common stockholders
 after assumed conversions                     $21,374      $23,406      $10,319
                                               =======      =======      =======

Denominator
Denominator for net income
 per common share--
 weighted average shares                        33,532       29,996       28,140
Effect of dilutive securities:
 Employee stock options                          2,503        1,826        1,822
 6 1/4% convertible debentures                      --        2,302        3,128
                                               -------      -------      -------
Dilutive potential common shares                 2,503        4,128        4,950
                                               -------      -------      -------
Denominator for net income per
 share--assuming dilution                       36,035       34,124       33,090
                                               =======      =======       ======
Net income per common share                    $  0.64      $  0.76      $  0.32
Net income per share--
 assuming dilution                             $  0.59      $  0.69      $  0.31

The Company has $74,750 of convertible debentures that, if converted, will add approximately 2,800 additional shares to common shares outstanding. These debentures were antidilutive for fiscal year 1998 and therefore are not included in the above denominator for net income per share -- assuming dilution.

Covenants-Not-To-Compete: These amounts are amortized using the straight-line method over 60 months, their contractual lives, from their respective acquisition dates.

Foreign Currency Translation: The local currency is the functional currency of the Company's foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at current exchange rates and resulting translation adjustments are included as a separate component of stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur. As of September 30, 1998, the currency translation adjustment was immaterial to the Company's consolidated financial statements.

New Accounting Standards: Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued in December 1997 and is effective for all fiscal years beginning after December 15, 1997. Statement of Position 98-4, "Deferral of Certain Provisions of SOP 97-2" (SOP 98-4), was issued in April 1998 and defers for one year (i.e., until fiscal years beginning after December 15, 1998) the application of certain provisions of SOP 97-2. SOP 97-2 introduces a new framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. SOP 97-2 requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. SOP 98-4 defers the application of the provisions of SOP 97-2 which define what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. The Company currently does not believe this new accounting guidance will have a significant impact on its results of operations, but continues to evaluate implementation guidance on this subject as it is published.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued. Under SFAS 130 all items that meet the definition of comprehensive income will be reported in a financial statement for the period in which they are recognized. Comprehensive income will include changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. The Company will make the disclosures required by SFAS 130 in the first quarter of 1999. The adoption of SFAS 130 will have no impact on the Company's net income or stockholders' equity.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS 131 is effective for fiscal years beginning after December 31, 1997, however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the fiscal year ending September 30, 1999, although the Company has not fully assessed the impact of SFAS 131 on its financial disclosures.

Reclassifications: Certain prior year information has been reclassified to conform with current year presentation.

Note B -- Cash and Short-Term Investments

In 1998, securities held as available-for-sale consisted of state and municipal securities and corporate debt securities. At September 30, 1998, the Company has classified all securities as available for sale. The available-for-sale portfolio, stated at fair value, is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments.

September 30                                                 1998           1997
                                                           -------       -------
Cash and cash equivalents                                  $18,942       $29,809
Short-term investments, including
 accrued interest of $1,199 (amortized
 cost of $59,314)                                           59,364            --
                                                           -------       -------
Cash and short-term investments                            $78,306       $29,809
                                                           =======       =======

Short-term investments at September 30                       1998           1997
                                                           -------       -------

State and municipal securities                             $33,602       $    --
Corporate debt securities                                   25,762            --
                                                           -------       -------
                                                           $59,364       $    --
                                                           =======       =======


The contractual maturities of short-term investments held at September 30, 1998

                                           Weighted
                                            Average
                            Par         Contractual
                          Value       Interest Rate          Fair Value
                        -------       -------------          ----------
Less than 1 year        $36,552               5.37%             $36,589
1-2 years                11,235               5.29%              11,446
2-3 years                 7,015               5.88%               7,150
3-4 years                 2,000               6.40%               2,040
>4 years                    931               5.80%                 940
                        -------                                 -------
                        $57,733                                 $58,165
                        =======                                 =======

During the year ended September 30, 1998, gross realized gains on sales of available-for-sale securities totaled $56.

Note C -- Acquisitions

In September 1998, the Company acquired all of the outstanding stock of Fygir Logistic Information Systems, B.V. (Fygir). Fygir is a leading provider of supply chain planning software. The total cost of the acquisition was $35,147, of which $2,250 is held in escrow. Provided the Company does not have any claim to the amount escrowed, the Company will release any amounts remaining in the escrow to the seller on September 2, 1999. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a charge to operations of $16,063 for in-process research and development at the time of the acquisition. Included in this amount were the fair values of Fygir products under development that had not reached technological feasibility at the time of the acquisition. In addition, the Company charged $647 to the cost of the acquisition for incremental costs including professional fees and other costs directly related to the acquisition. The cost in excess of fair value of net assets acquired is being amortized over 10 years. The purchase price was allocated as follows:

Net tangible assets acquired                              $ 1,272
Purchased software, including core technology               7,445
Purchased research and development (a)                     16,063
Cost in excess of fair value of assets acquired            10,367
                                                          -------
Total purchase price                                      $35,147
                                                          =======

(a) Purchased research and development, charged to expense at date of purchase, represents the estimated fair value of specifically identified projects under development which did not meet the applicable accounting criteria for capitalization.

The pro forma effect of this acquisition on operations is immaterial.

Note D -- Property and Equipment

September 30                                                 1998           1997
                                                          -------        -------
Land                                                      $ 1,596        $ 1,377
Building and building improvements                         23,091         20,092
Computer equipment and software                            35,784         27,209
Other equipment, furniture,
 fixtures, and leasehold improvements                      28,909         20,099
                                                          -------        -------
                                                           89,380         68,777
Less accumulated depreciation                              33,518         28,067
                                                          -------        -------
                                                          $55,862        $40,710
                                                          =======        =======

Depreciation expense for the years ended September 30, 1998, 1997, and 1996 was $8,303, $6,349, and $5,317, respectively.

Note E -- Other Assets and Deferred Charges

September 30                                                 1998        1997
                                                          -------      ------
Deferred costs and sales
 commissions related to OnSite
 services contracts in progress (a) (b)                   $ 5,180      $3,528
Purchased software (b) (c)                                  8,398       1,725
Deferred debt issuance expenses (b) (d)                     2,105           -
Deferred tax asset                                          1,540           -
Other                                                       1,225       1,628
                                                          -------      ------
                                                          $18,448      $6,881
                                                          =======      ======

(a) Amortized over the remaining term of the OnSite service contract.
(b) Shown net of accumulated amortization.
(c) Includes software acquired as part of business acquisitions.
(d) Amortized over the term of the related debt.

Note F -- Long-Term Debt

September 30                                                 1998        1997
                                                          -------      ------
5% convertible subordinated
 debentures, due 2004                                     $74,750      $    -
Financing agreement                                         4,030       1,799
Other                                                         745       1,975
                                                          -------      ------
Total long-term debt                                       79,525       3,774
Less current portion                                        1,100       1,225
                                                          -------      ------
Long-term debt, net of current portion                    $78,425      $2,549
                                                          =======      ======

Aggregate annual maturities of long-term debt are as follows: 1999 - $1,100; 2000 - $549; 2001 - $600; 2002 - $2,526; and thereafter - $74,750.

In October 1997, the Company issued $65,000 of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. In November 1997, pursuant to an underwriters' option, the Company issued an additional $9,750 of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000 at prices from 102.5% of the par decreasing to par on October 15, 2003. The fair value of the convertible subordinated debentures at September 30, 1998 was approximately $61,295. The Company has 2,834 shares reserved for issuance related to these debentures.

The Company has a $30,000 senior revolving credit agreement, which terminates in June 2000 with optional annual renewals. There were no borrowings outstanding at September 30, 1998 or 1997. During the fiscal year ended September 30, 1998, the Company borrowed $14,000 under the agreement. The interest rate under the agreement is based on one of three formulae -- one tied to the prime rate of the lender, one at a rate offered by the bank, and another tied to the London Inter-Bank Offered Rate (LIBOR). The weighted average interest rate on borrowings outstanding during 1998 was 6.36%. The commitment fee on the unused funds available for borrowing under the agreement is 5/16%. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. During fiscal year 1998, the covenants allowed the Company to pay non-stock dividends, to repurchase capital stock, to make distributions of assets to stockholders as long as the aggregate amount does not exceed $5,000 in any fiscal year, and to pay stock dividends. In October 1998, the agreement covenants were amended to allow the Company to repurchase capital stock not to exceed $35,000 and 3,000 shares before April 15, 1999.

In August 1997, the Company entered into a $4,275 financing agreement in connection with an OnSite services contract. At September 30, 1998, the Company had $4,030 drawn on the agreement. The agreement provides for the Company to use the balance in predetermined increments by December 1998, at which time the outstanding amount will be paid down in 60 equal monthly installments.

In September 1993, the Company issued $34,500 of convertible subordinated debentures bearing interest at 6 1/4% and maturing on September 1, 2003. The debentures were convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $15 per share. On April 9, 1997, the Company announced that it called for redemption all of its outstanding 6 1/4% convertible subordinated debentures. The redemption date was May 9, 1997. During fiscal year 1997, 4,162 shares were issued related to the conversion of all but $55 of the remaining convertible subordinated debentures. Had the 4,162 converted shares been outstanding for the full year ended September 30, 1997, net income per common share would have decreased by $.04 to $.72. The Company redeemed bonds not converted with a principal, accrued interest, and premium amount of $58.

Interest paid during the years ended September 30, 1998, 1997, and 1996 was $1,893, $904, and $2,183, respectively.

Note G -- Benefit Plans

Stock Option Plans: The Company has stock option plans for the benefit of its key employees and non-employee directors that provide for the grant of options to purchase the Company's common stock at an exercise price per share equal to the closing price of the Company's common stock on the grant date.

The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At the Company's Annual Meeting of Shareholders on February 24, 1998, an amendment to the Plan was approved increasing the number of shares of common stock reserved for issuance by 2,000. At September 30, 1998, only stock options have been issued pursuant to the plan.

There were 1,985 shares of common stock reserved for future grants under the stock option plans at September 30, 1998. The outstanding stock options expire on various dates through 2008. Options granted to employees generally have 10-year terms and vest and become fully exercisable at the end of three years of continued employment. There are 1,580 options granted to senior management that have six-year terms and vest and become exercisable in five years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 1998, 910 of these options were exercisable. There are 563 options granted to senior management in 1998 that have ten-year terms and vest and become exercisable when certain performance conditions are met. At September 30, 1998, none of these options was exercisable. In addition, 180 options granted to non-employee directors, of which 96 are exercisable at September 30, 1998, have six-year terms and vest and become fully exercisable in five years.

In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and make the pro forma disclosures required by SFAS 123. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:

Year Ended September 30                                       1998        1997
                                                           -------     -------

As Reported:
 Net income                                                $21,374     $22,891
 Net income per common share                               $  0.64       $0.76
 Net income per share-- assuming dilution                  $  0.59       $0.69

Pro Forma:
 Net income                                                $18,938     $22,462
 Net income per common share                               $  0.56       $0.75
 Net income per share-- assuming dilution                  $  0.53       $0.67

Because the method of accounting under SFAS 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.7% and 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 50.8% and 47.1%; and a weighted-average expected life of the options of four years.

A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                   1998                  1997                  1996
                                              Weighted-             Weighted-             Weighted-
                                                Average               Average               Average
                                               Exercise              Exercise              Exercise
                                     Shares       Price    Shares       Price    Shares       Price
                                     ------   ---------    ------   ---------    ------   ---------

Outstanding
 at beginning of year                 4,582       $7.58     5,200       $6.91     5,192       $6.74
Granted                               1,341       22.58       548        7.32       320        8.56
Exercised                            (1,129)       5.88      (870)       3.51      (130)       2.30
Canceled                               (159)      11.78      (296)       7.99      (182)       9.07
                                     ------      ------     -----       -----     -----       -----
Outstanding
 at end of year                       4,635      $12.18     4,582       $7.57     5,200       $6.91
                                     ======      ======     =====       =====     =====       =====
Options exercisable
 at year end                          2,319       $7.64     1,940       $5.19     2,441       $3.95
                                     ======      ======     =====       =====     =====       =====
Weighted-average fair
 value of options
 granted during the year                    $10.27                $3.20                 $3.60

The following table summarizes information about stock options outstanding and exercisable at September 30, 1998:

                                              Outstanding           Exercisable
                                  Weighted-   -----------           -----------
                                    Average     Weighted-             Weighted-
                                  Remaining       Average               Average
          Range of              Contractual      Exercise              Exercise
   Exercise Prices     Shares   Life (yrs.)         Price    Shares       Price
   ---------------     ------   -----------  ------------    ------   ---------

   $ 1.47 - $ 9.31      1,607          4.83        $ 5.95     1,091      $ 5.14
     9.53 -  10.00      1,555          4.64          9.78     1,176        9.72
    10.13 -  28.53      1,473          8.80         21.52        52       12.85
   ---------------      -----          ----        ------     -----      ------
   $ 1.47 - $28.53      4,635          6.03        $12.18     2,319      $ 7.64
   ===============      =====          ====        ======     =====      ======

Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan (ESOP) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (ESOT) to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 1998 there were 2,026 shares held by the ESOT.

Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 1998, there were 160 restricted shares sold but not exchanged for unrestricted shares.

Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees, whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses under this plan for the years ended September 30, 1998, 1997, and 1996 were $3,342, $2,253, and $1,835, respectively.

Note H -- Income Taxes

The components of the provision for income taxes are as follows:

Year Ended September 30                            1998        1997        1996
                                                -------     -------     -------
Current:
 Federal                                        $16,128     $13,090      $4,592
 State                                            5,316       3,687       1,957
 Foreign                                              -           -        (405)
                                                -------     -------      ------
Total Current                                    21,444      16,777       6,144

Deferred                                         (4,586)     (1,051)        740
                                                -------     -------      ------
                                                $16,858     $15,726      $6,884
                                                =======     =======      ======

A reconciliation of the provision for income taxes to the federal statutory rate follows:

Year Ended September 30                           1998        1997        1996
                                               -------     -------     -------
Expected federal tax rate                        35.0 %      35.0 %      35.0 %
Adjustments due to:
 Effect of state income tax                       9.5 %       7.4 %       6.1 %
 Foreign net operating loss not benefited         1.1 %         -         2.2 %
 Research and development tax credit             (2.7)%      (3.1)%      (2.3)%
 Other                                            1.2 %       1.4 %       2.0 %
                                               -------     -------     -------
                                                 44.1 %      40.7 %      43.0 %
                                               =======     =======     =======

The fiscal year 1998 provision for income taxes does not reflect the customary relationship between income and tax expense principally due to the write-off of purchased research and development, which is not deductible for state income tax purposes. The rate was further affected by the expiration of the research and development tax credit as of June 30, 1998. Subsequent to fiscal year end, the research and development tax credit was retroactively reinstated.

At September 30, 1998, the Company has $21,679 tax loss carryforwards in various states and $9,867 of net operating loss carryforwards in foreign jurisdictions. The state tax loss carryforwards expire in various periods ending September 30, 2013. The foreign tax losses have indefinite carryforwards. At September 30, 1998 and 1997, the Company has a valuation allowance of $1,985 and $1,258, respectively, with respect to the deferred tax assets related to the state and foreign carryforwards.

Income taxes paid during fiscal years ended September 30, 1998, 1997, and 1996 were $15,716, $6,500, and $6,029, respectively.

The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities as of September 30, 1998 and 1997 are as follows:

September 30                                                 1998        1997
                                                           ------     -------
Deferred Tax Assets:
 Purchased research and development                        $7,364     $ 1,960
 Accrued expenses and reserves                              3,808       2,941
 Tax credits & loss carryforwards, net of valuation
   allowance                                                2,630       1,826
 Purchased software                                           521         393
                                                           ------     -------
Total Deferred Tax Assets                                  14,323       7,120
                                                           ------     -------
Deferred Tax Liabilities:
 Depreciation and amortization                             (1,238)     (1,820)
 Unbilled accounts receivable                              (2,651)          -
 Software capitalization                                   (6,354)     (5,983)
 Prepaids and other accelerated expenses                   (2,540)       (629)
                                                           ------     -------
Total Deferred Tax Liabilities                            (12,783)     (8,432)
                                                           ------     -------
Net Deferred Tax Asset (Liability)                         $1,540     $(1,312)
                                                           ======     =======


Note I -- Product Development, Commitments, and Other Items

Product development expenditures, including software maintenance expenditures, for the years ended September 30, 1998, 1997, and 1996, were approximately $39,203, $25,941, and $21,247, respectively. After capitalization (Note A) these amounts were approximately $31,188, $18,434, and $14,811, respectively, and were charged to operations as incurred. For the same years, amortization of capitalized software costs (not included in expenditures above) amounted to $4,924, $2,850, and $1,458, respectively.

Rent expense for the years ended September 30, 1998, 1997, and 1996 was $4,211, $3,425, and $2,909, respectively. Aggregate rentals payable under significant non-cancelable lease agreements with initial terms of one year or more at September 30, 1998, are as follows:

Fiscal year                                                Amount
-----------                                               -------
1999                                                      $ 4,041
2000                                                        3,607
2001                                                        3,210
2002                                                        2,995
2003                                                        2,094
Thereafter                                                  5,713
                                                          -------
                                                          $21,660
                                                          =======

Under the terms of the purchase agreement with Adage Systems International, Inc. (Adage), the Company may be required to pay additional consideration in either additional shares (up to 3,000 shares) of common stock or a combination of additional shares of common stock and cash, in the event that the market price of the common stock approximately five years after the closing is lower than the base price. The base price may not be lower than $7.50 or higher than $25, and will be determined pursuant to a formula tied to the pre-tax profits of Adage during the five-year period commencing October 1,1995. Certain future payments would result in an adjustment to the purchase price.

During October 1998, the Company repurchased approximately 1,100 of its common shares for $10,300 based on the Board of Directors' authorization to purchase up to 3,000 of its common shares.

Note J -- Legal Matters

On October 4, 1995, John J. Wallace filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance & Administration, Treasurer, and Chief Financial Officer of the Company. The plaintiff filed an amended complaint on November 28, 1995 and a second amended complaint on February 3, 1997. The class period alleged is from June 5, 1995 through October 2, 1995. The second amended complaint sought damages in unspecified amounts as well as equitable relief.

In April 1996, the Company's Motion to Dismiss the amended complaint was granted in part and denied in part. In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment in favor of the Company as to all remaining claims in the action. On December 30, 1997, the plaintiff filed a notice of appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. On October 28, 1998, the Company and counsel for the plaintiff reached an agreement in principle to settle the matter for $750,000. A settlement class must be determined by the United States District Court for the Eastern District of Pennsylvania and the overall settlement must be approved by the Court.

Note K -- Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal years ended September 30, 1998 and 1997:

                                                 December 31                March 31                 June 30            September 30
                                                 -----------               ---------                 -------            ------------
Three Months Ended                          1997        1996        1998        1997        1998        1997       *1998        1997
------------------                       -------     -------     -------     -------    --------     -------    --------     -------
Revenues                                 $87,281     $60,532     $96,084     $67,385    $105,040     $75,094    $115,263     $87,035
Gross profits                             32,768      22,293      34,173      24,787      39,717      29,122      41,751      35,070
Income (loss) before income taxes         10,926       6,003      12,322       7,743      15,991      10,675      (1,007)     14,196
Provision for income taxes                 4,481       2,461       5,021       3,175       6,554       4,270         802       5,820
Net income (loss)                        $ 6,445     $ 3,542     $ 7,301     $ 4,568      $9,437     $ 6,405    $ (1,809)    $ 8,376
Net income (loss) per common share **    $  0.19     $  0.13     $  0.22     $  0.16      $ 0.28     $  0.21    $  (0.05)    $  0.26
Net income (loss) per
 share--assuming dilution **             $  0.18     $  0.12     $  0.20     $  0.14      $ 0.26     $  0.19    $  (0.05)    $  0.24

 * Includes a pre-tax charge of $16,063 for purchased research and development.

** The 1997 income per share amounts have been restated to reflect the adoption of SFAS 128, "Earnings per Share."

Certain quarterly information has been reclassified to conform to the September 30, 1998 classification.

Report of Independent Auditors

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

     We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 23, 1998,
except for Note J, as to which the date is October 28, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1999 and is incorporated herein by reference. Also, see the information under the heading "Executive Officers of SCT" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 26, 1999 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Statement Schedule and Exhibits.

         (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:

             Consolidated Balance Sheets--September 30, 1998 and 1997

             Consolidated Statements of Operations--Years Ended September 30, 1998, 1997, and 1996

             Consolidated Statements of Cash Flows--Years Ended September 30, 1998, 1997, and 1996

             Consolidated Statements of Stockholders' Equity--Years Ended September 30, 1998, 1997, and 1996

             Notes to Consolidated Financial Statements

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
For the Three Years in the Period Ended September 30, 1998

       COLUMN A                               COLUMN B                      COLUMN C                COLUMN D             COLUMN E
     -----------                          ---------------       -------------------------------   ------------        --------------
                                                                           Additions
                                                                -------------------------------
                                                                Charged to         Charged to
                                             Balance at         Costs and        Other Accounts     Deductions           Balance at
     Description                        Beginning of Period      Expenses          -Describe        -Describe          End of Period
     -----------                        -------------------     ----------       --------------     -----------        -------------
For the year ended September 30, 1998
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                               $   56,000                                                                  $   56,000
    Long-term                                       -                                                                           -

Allowance for doubtful accounts               4,098,000        $2,483,000                          $2,548,000(1)          4,033,000
                                             ----------        ----------          --------        ----------            ----------
      Total                                  $4,154,000        $2,483,000                          $2,548,000            $4,089,000

For the year ended September 30, 1997:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                               $   56,000                                                                  $   56,000
    Long-term                                       -                                                                           -

Allowance for doubtful accounts               1,590,000        $4,136,000                          $1,628,000(1)          4,098,000
                                             ----------        ----------          --------        ----------            ----------
       Total                                 $1,646,000        $4,136,000                          $1,628,000            $4,154,000

For the year ended September 30, 1996:
  Reserves and allowances deducted from
  other assets and deferred charges:
  Reserves for non-interest bearing
  loans to employees
    Short-term                               $   87,000        $   36,000                          $   67,000(1)         $   56,000
    Long-term                                       -                                                                           -

Allowance for doubtful accounts               1,003,000         1,212,000                             625,000(1)          1,590,000
                                             ----------        ----------          --------        ----------            ----------
       Total                                 $1,090,000        $1,248,000                          $  692,000            $1,646,000

----------
(1) Uncollectible accounts written-off during the year

         (3) Exhibits (not included in the copies of the Form 10-K sent to stockholders).

          No.                                      Exhibit
          ---                                      -------

          2.1 Agreement and Plan of Merger and Reorganization by and among the Registrant, SCT Acquisition Corporation, Adage Systems International, Inc. and Gerald F. O'Connell and David Phelan (Exhibit A to the Registrant's Form 8-K dated May 12, 1995) (1) [Attached to the Agreement and Plan of Merger and Reorganization were disclosure schedules generally relating to the business acquired thereunder and documents executed in connection with such Agreement. Copies of such schedules and documents will be furnished to the Commission upon request.]

         2.2 Stock Purchase Agreement dated as of September 1, 1998 among SCT Holdings Corporation, Fygir Logistic Information Systems BV, Meunier BV, L.A.D. Holding BV, Egon de Waart Resource Management BV, Cyberfocus BV, Dupoirier Holding BV, Pieter Leijten and Jurriaan van der Lingen (Exhibit 2.1 to the Registrant's Form 8-K dated September 1, 1998) (1)

         2.3 Assignment and Assumption Agreement dated as of September 1, 1998 between SCT Holdings Corporation and Systems & Computer Technology International B.V. (Exhibit 2.2 to the Registrant's Form 8-K dated September 1, 1998)(1)

         3.1 Certificate of Amendment and Restated Certificate of Incorporation (Exhibit 3 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998) (1)

         3.2 Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) (1)

         4 Form of Indenture under which the Registrant's 5% Convertible Subordinated Debentures due 2004 are issued (Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 1997) (1)

        10.1 Oracle Alliance Agreement dated as of May 31, 1998 between Oracle Corporation and the Registrant (Exhibit 10 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998)(1)

        10.2 Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit
                           10.4 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) (1)

---------------
(1) Incorporated by reference

        10.3 Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994)(1)

        10.4 Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended September 30, 1996) (1)

        10.5 Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1997)(1)

        10.6 Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) (1)

        10.7 Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1997)(1)

        10.8 Fourth Amendment and Modification to Credit Agreement dated as of May 6, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.(2)

       10.9 Fifth Amendment and Modification to Credit Agreement dated as of October 16, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (2)

       10.10 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as amended through November 18, 1997 (Exhibit 10 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998) (1,3)

------------------------
(1) Incorporated by reference
(2) Filed with this Annual Report on Form 10-K
(3) Compensatory Plan, Contract or Arrangement

       10.11 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) (1,3)

       21                  Subsidiaries of the Registrant (2)

       23                  Consent of Ernst & Young LLP (2)

       27                  Restated Financial Data Schedule (2)

         SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT's reasonable expenses in furnishing such exhibit.

(b) Reports on Form 8-K.

         The registrant filed a current report on Form 8-K dated September 1, 1998. Under Item 2, the registrant reported that a subsidiary of the registrant had purchased all of the outstanding stock of Fygir Logistic Information Systems B.V. ("Fygir") for $34.5 million. Fygir, headquartered in the Netherlands, offers advance planning and scheduling software products to the process industry.

------------------------
(1) Incorporated by reference
(2) Filed with this Annual Report on Form 10-K
(3) Compensatory Plan, Contract or Arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                           (Registrant)

By:             /s/ Michael J. Emmi
   -------------------------------------------
     Michael J. Emmi, Chairman of the Board
     President and Chief Executive Officer

Date:  December 21, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                           Title                                     Date
---------------------------        ------------------------------              --------------------
    /s/ Michael J. Emmi            Chairman of the Board                        December 21, 1998
---------------------------        President and Chief
        Michael J. Emmi            Executive Officer; Director
                                   (Principal Executive Officer)


  /s/ Michael D. Chamberlain       Director                                     December 21, 1998
-----------------------------
      Michael D. Chamberlain


  /s/ Allen R. Freedman            Director                                     December 21, 1998
---------------------------
      Allen R. Freedman


  /s/ Thomas I. Unterberg          Director                                     December 21, 1998
---------------------------
      Thomas I. Unterberg


  /s/ Gabriel A. Battista           Director                                    December 21, 1998
---------------------------
     Gabriel A. Battista


  /s/ Eric Haskell                  Senior Vice President, Finance              December 21, 1998
--------------------------          and Administration, Treasurer
      Eric Haskell                  and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)


                    SYSTEMS & COMPUTER TECHNOLOGY CORPORATION


                        Index of Exhibits Filed Herewith



  Exhibit No.                                Exhibit                                    Page
--------------                               -------                                    ----
     10.8         Fourth Amendment and Modification to Credit Agreement dated as of May 6, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as
                  Borrowers and Mellon Bank, N.A.                                         1

     10.9         Fifth Amendment and Modification to Credit Agreement dated as of October 16, 1998 among Systems & Computer Technology
                  Corporation and SCT Software & Resource Management Corporation
                  as Borrowers and Mellon Bank, N.A.                                      5

     21           Subsidiaries of the Registrant                                          9

     23           Consent of Ernst & Young LLP                                           10

     27           Restated Financial Data Schedule                                       11



