Form 10-Q
period 1998-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1999-02-16
CIK 707606

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998 or

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

32,953,254 Common shares, $.01 par value, as of February 10, 1999



               Page 1 of 18 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I. UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 1998 and September 30, 1998

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 1998 and 1997

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
            Operations and Financial Condition

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                              December 31,    September 30,
                                                 1998             1998
                                              (UNAUDITED)        (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $ 11,934        $ 18,942
   Short-term investments, including
      accrued interest of $642 and $1,199        39,386          59,364
   Receivables, including $65,370
      and $66,158 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $3,919 and $4,033                      141,292         130,457
   Prepaid expenses and other receivables        19,576          13,861
                                               --------        --------
              TOTAL CURRENT ASSETS              212,188         222,624

PROPERTY AND EQUIPMENT--net of
   accumulated depreciation                      60,944          55,862

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               19,085          18,257

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                  17,487          17,763

OTHER ASSETS AND DEFERRED CHARGES                20,840          18,448
                                               --------        --------
TOTAL ASSETS                                   $330,544        $332,954
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               December 31,   September 30,
                                                  1998            1998
                                               (UNAUDITED)       (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $ 13,224        $ 17,720
   Current portion of long-term debt              10,310           1,100
   Income taxes payable                            1,600           1,444
   Accrued expenses                               30,116          33,659
   Deferred revenue                               19,661          17,684
                                                --------        --------
              TOTAL CURRENT LIABILITIES           74,911          71,607

LONG-TERM DEBT, less current portion              78,415          78,425

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      36,317 and 36,275 shares                       363             363
   Capital in excess of par value                102,349         102,176
   Retained earnings                              88,418          83,952
                                                --------        --------
                                                 191,130         186,491
Less
   Held in treasury,3,382 and 2,302
      common shares--at cost                     (13,302)         (2,959)
   Notes receivable from stockholders               (610)           (610)
                                                --------        --------
                                                 177,218         182,922
                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $330,544        $332,954
                                                ========        ========


Note: The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Three Months Ended
                                                     December 31,
                                                  1998            1997

Revenues:
 Outsourcing services                           $33,512         $28,145
 Software sales                                  21,469          21,851
 Maintenance and enhancements                    17,785          14,346
 Software services                               36,430          21,059
 Other, primarily interest                          573           1,880
                                                -------         -------
                                                109,769          87,281

Expenses:
 Cost of outsourcing services                    26,919          22,906
 Cost of software sales and
    maintenance and enhancements                 20,140          14,881
 Cost of software services                       28,215          15,902
 Selling, general and administrative             25,906          21,846
 Interest expense                                 1,145             820
                                                -------         -------
                                                102,325          76,355

Income before income taxes                        7,444          10,926

Provision for income taxes                        2,978           4,481
                                                -------         -------

Net Income                                      $ 4,466         $ 6,445
                                                =======         =======

Net income per common share                      $ 0.14          $ 0.19
Net income per share - assuming dilution         $ 0.13          $ 0.18
Common shares and equivalents outstanding:
   Average common shares                         33,024          33,098
   Average common shares - assuming dilution     34,616          35,904





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                 For the Three Months Ended
                                                        December 31,
                                                    1998            1997

OPERATING ACTIVITIES
Net income                                        $ 4,466         $ 6,445
Adjustments to reconcile net income to
   net cash (used in) provided by operating
   activities:
   Depreciation and amortization                    6,005           3,638
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                   (11,173)         (4,660)
      (Increase) in other current assets           (5,715)           (584)
      (Decrease) in accounts payable               (4,496)         (2,859)
      (Decrease) increase in other accrued
                  expenses and liabilities         (3,543)          1,375
      Increase (decrease) in deferred revenue       1,977          (2,196)
      Other, net                                       46             168
                                                 --------        --------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                             (12,433)          1,327

INVESTING ACTIVITIES
Purchase of property and equipment                 (8,114)         (1,913)
Capitalized computer software costs                (1,973)         (1,553)
Purchase of investments
   available-for-sale                                   -         (69,412)
Proceeds from sale and maturity of
   investments available-for-sale                  19,161               -
Purchase of investment in Campus Pipeline, Inc.    (2,800)              -
                                                 --------        --------
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                          6,274         (72,878)

FINANCING ACTIVITIES
Principal payments on short-term debt              (7,697)         (1,250)
Proceeds from borrowings, net of
   issuance costs                                  16,892          72,681
Purchase of treasury stock                        (10,343)              -
Proceeds from exercise of stock options               299           2,055
                                                 --------        --------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                 (849)         73,486

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS     (7,008)          1,935
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD        18,942          29,809
                                                 --------        --------
CASH & CASH EQUIVALENTS-END OF PERIOD             $11,934         $31,744
                                                 ========        ========


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

NOTE B--CASH AND SHORT-TERM INVESTMENTS
(in thousands)

Cash Equivalents: Cash and equivalents are defined as highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Short-term investments consist of state and municipal securities and corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase. At December 31, 1998, the Company has classified all securities as available-for-sale. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments. Available-for-sale securities are stated at fair value.

Short-term investments at December 31, 1998 are comprised of:
State and municipal securities              $30,216
Corporate debt securities                     9,170
                                            -------
                                            $39,386


The contractual maturities of short-term investments held at December 31, 1998 are:
Due in one year or less                     $24,454
Due after one year or more                   14,932
                                            -------
                                            $39,386

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

NOTE D--TREASURY STOCK PURCHASE

In October 1998, the Company's Board of Directors authorized the purchase of up to 3 million of its common shares. The shares may be purchased from time to time in the open market or negotiated transactions and the timing of purchases will be based on a variety of factors including stock price, cash requirements, and market and economic factors. During the quarter ended December 31, 1998, the Company repurchased 1.1 million of its common shares for $10.3 million. During February 1999, the Company repurchased an additional 185 thousand of its common shares for $1.7 million.

NOTE E--Campus Pipeline Investment

On December 4, 1998, the Company entered into an agreement in which it, at its option, could purchase up to $7.6 million of the common stock of Campus Pipeline, Inc. (the "Stock"). As of December 31, 1998, the Company had purchased a 20% equity interest in Campus Pipeline, Inc. for $2.8 million, which amount includes investment related expenditures of $300 thousand, and which was recorded under the equity method of accounting for investments. If the Company exercises all its options, the Company will hold approximately 60% of the outstanding common stock of Campus Pipeline, Inc. Campus Pipeline, Inc. incurred immaterial net losses during the quarter ended December 31, 1998.

NOTE F--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of the net income per common share and net income per share - assuming dilution calculations follow:

                                              For the three months ended
                                                      December 31,
                                                  1998            1997
Numerator:
Net income available to common
  stockholders, used for net income
  per common share                               $4,466          $6,445

Effect of dilutive securities:
  6 1/4% convertible debentures                       -               -
                                                 ------          ------
Net income available to common
  stockholders after assumed
  conversions                                    $4,466          $6,445
                                                 ======          ======
Denominator:
Denominator for net income per common
  share -- weighted average shares               33,024          33,098

Effect of dilutive securities:
  Employee stock options                          1,592           2,806
  6 1/4% convertible debentures                       -               -
                                                 ------          ------
Dilutive potential common shares                  1,592           2,806

Denominator for net income per
  share -- assuming dilution                     34,616          35,904
                                                 ======          ======
Net income per common share                       $0.14           $0.19
                                                  =====           =====
Net income per share - assuming
  dilution                                        $0.13           $0.18
                                                  =====           =====

NOTE G--Product Development

Product development expenditures, including software maintenance expenditures, for the three months ended December 31, 1998 and 1997, were approximately $13.0 million and $8.3 million, respectively. After capitalization these amounts were approximately $11.0 million and $6.7 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $1.1 million and $1.2 million, respectively.

NOTE H--New Accounting Standards

On October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). In December, 1998, AcSEC issued Statement of Position SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). SOP 97-2 introduces a framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. SOP 97-2 requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. SOP 98-9, which is effective for fiscal years beginning after March 15, 1999, requires recognition of revenue on undelivered elements of a contract using the residual method, as defined in SOP 98-9. The adoption of SOP 97-2 did not, and the adoption of SOP 98-9 is not expected to, have a significant impact on the results of operations.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was effective for all fiscal years beginning after December 15, 1997. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. There is not a significant difference between total comprehensive income and net income for the three month periods ended December 31, 1998 and 1997.

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

                                       % of Total Revenues        % Change from
                                                                    Prior Year
                                       Three Months Ended
                                           December 31,
                                        1998         1997
Revenues:
Outsourcing services                     31%          32%              19%
Software sales                           20%          25%              -2%
Maintenance and enhancements             16%          16%              24%
Software services                        32%          25%              73%
Other, primarily interest                 1%           2%             -70%
                                        ---          ---
Total                                   100%         100%              26%

Expenses:
Cost of services, sales and
   maintenance and enhancements          68%          61%              40%
Selling, general and administrative      24%          25%              19%
Interest expense                          1%           1%              40%
Income before income taxes                7%          13%             -32%

The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category and the total gross profit as a percentage of total revenue (excluding other revenue). The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software sales.

                                                Three Months Ended
                                                   December 31,
                                              1998             1997
                                              ----             ----
Gross Profit:
   Outsourcing services                        20%              19%
   Software sales and maintenance and
     enhancements                              49%              59%
   Software services                           23%              24%
                                               ---              ---
   Total                                       31%              37%

Revenues
The 19% growth in outsourcing services revenue in the three month period ended December 31, 1998 compared with the prior year period is primarily the result of
(1) increases in outsourcing services provided to certain existing significant clients and (2) contracts signed after the first quarter of fiscal year 1998.


Software sales decreased 2% in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 due primarily to decreased licenses of BANNER Customer Information System (CIS) software to the domestic utility market, BANNER software to the higher education market and ADAGE ERP software to the manufacturing market. These decreases were offset by increased licenses of BANNER Courts software to the local government market and increased licenses of BANNER Customer Information System (CIS) software to the international utility market. Strong international sales in the utility market offset decreased sales of BANNER Customer Information System (CIS) software domestically.

The 24% increase in maintenance and enhancements revenue in the first quarter of fiscal year 1999 is a result of the growing installed base of clients in the higher education, manufacturing & distribution, and utility marketplaces. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces.

Software services revenue increased 73% in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 as the result of increases in implementation and integration services in the manufacturing, utility, and higher education markets. Also adding to the increase in services revenue is the continued growth in consulting services provided to companies outside of our existing customer base.

The decrease in other revenue in the first quarter of fiscal year 1999 is attributable to decreased interest revenue and to a one-time $695 thousand gain on the sale of an inactive product line in the first quarter of fiscal year 1998. The decrease in cash and short-term investments, the source of interest revenue, results primarily from the acquisition of Fygir Logistic Information Systems, B.V. (Fygir) in September 1998.

Gross Profit
Gross profit decreased as a percentage of total revenue (excluding other revenue) from 37% in the first quarter of fiscal year 1998 to 31% for the first quarter of fiscal year 1999. The total gross profit percentage decreased primarily because of a decrease in the software sales and maintenance and enhancements gross profit which makes up the greatest percentage of the Company's total gross profit. This decrease was primarily the result of an increase in non-capitalized product development expenditures, primarily in the manufacturing, utility, and higher education businesses, at a greater rate than the revenue increases. The decreases in the software sales and maintenance and enhancements gross profit were partially offset by increases in the gross profits in the government and international businesses attributable to increased software licenses. Although the education and international business had increased services margins, overall services margins decreased as a result of cost overruns and reduced margins on significant systems integration contracts in the government and utilities markets and increased use of third party consultants in the utility and manufacturing service businesses. The Company is continuing to focus on installation and systems integration services in each of its markets. Since service margins have historically been lower than the margins derived from software sales and maintenance and enhancements, an increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin.

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

Cash used in operating activities was $12.4 million for the first quarter of fiscal year 1999 compared with cash provided by operating activities of $1.3 million for the first quarter of fiscal year 1998. Income before depreciation and amortization had no significant increase when compared to the prior year period. Cash provided by operations was off-set in the first quarter of fiscal year 1999 by increases in accounts receivable balances and other current assets. The increases in accounts receivable balances at December 31, 1998 compared to September 30, 1998 are primarily the result of slow collections on some large outsourcing contracts. The increase in other current assets is primarily the result of increases in prepaid tax balances.

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

Cash provided by investing activities was $6.3 million for the first quarter of fiscal year 1999 compared with cash used in investing activities of $72.9 million for the first quarter of fiscal year 1998. Proceeds from sales and maturities of investments available-for-sale of $19.2 million were slightly offset by the purchase of an investment in Campus Pipeline, Inc. for $2.8 million in the first quarter of fiscal year 1999. The Company's primary use of cash for investing purposes in the first quarter of fiscal year 1999 was for the purchase of fixed assets, as described in the following paragraph. During the first quarter of fiscal year 1998 the Company's primary use of cash for investing activities was the purchase of investments available-for-sale from the proceeds of the bond offering during the first quarter of fiscal year 1998.

Property and equipment expenditures increased as the result of fit-up and remodeling costs for a new office building in the Company's Malvern campus and building construction costs for a new building adjacent to the Company's existing building in Columbia, SC. The construction and fit-up of the new Columbia building are expected to continue until sometime in the third quarter of fiscal year 1999. The Company signed a long-term lease agreement in October 1998 for a new office building near its Malvern campus. The Company began to incur fit-up and remodeling costs in the first quarter of fiscal year 1999 and rent payments will begin in the second quarter of fiscal year 1999.

Cash used in financing activities was $850 thousand for the first three months of fiscal year 1999. Net proceeds of $16.9 million from borrowings from the senior revolving credit facility were offset by the purchase of $10.3 million in treasury stock in the first quarter of fiscal year 1999. During the first quarter of fiscal year 1998 cash provided by financing activities was primarily the result of the net proceeds of the bond offering of $73.3 million.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2000 with optional annual renewals. Borrowings outstanding under the credit facility were $9.7 million at December 31, 1998. There were no borrowings outstanding as of September 30, 1998. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants allowed the Company to pay non-stock dividends, repurchase capital stock, make distributions of assets to shareholders, as long as the aggregate amount does not exceed $5 million in any fiscal year, and to pay stock dividends. In October 1998, the agreement covenants were amended to allow the Company to repurchase capital stock not to exceed $35 million and 3 million shares before April 15, 1999.

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

In October 1998, the Company's Board of Directors authorized the purchase of up to 3 million of its common shares. The shares may be purchased from time to time in the open market or negotiated transactions and the timing of purchases will be based on a variety of factors including stock price, cash requirements, and market and economic factors. During October 1998, the Company purchased approximately 1.1 million shares for $10.3 million. During February 1999, the Company purchased an additional 185 thousand shares for $1.7 million.

On December 4, 1998, the Company entered into an agreement in which it, at its option, could purchase up to $7.6 million of the common stock of Campus Pipeline, Inc. (the "Stock"). As of December 31, 1998, the Company had purchased a 20% equity interest in Campus Pipeline, Inc. for $2.8 million, which amount includes investment related expenditures of $300 thousand. If the Company exercises all its options, the Company will hold approximately 60% of the outstanding common stock of Campus Pipeline, Inc.

On October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). In December, 1998, AcSEC issued Statement of Position SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). SOP 97-2 introduces a framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. SOP 97-2 requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. SOP 98-9, which is effective for fiscal years beginning after March 15, 1999, requires recognition of revenue on undelivered elements of a contract using the residual method, as defined in SOP 98-9. The adoption of SOP 97-2 did not, and the adoption of SOP 98-9 is not expected to, have a significant impact on the results of operations.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was effective for all fiscal years beginning after December 15, 1997. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. There is not a significant difference between total comprehensive income and net income for the three month periods ended December 31, 1998 and 1997.

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

Also, as the year 2000 approaches, many potential clients are evaluating their existing systems and must decide whether to repair or replace those systems which have year 2000 issues. While the Company believes that such evaluations have favorably impacted demand for its software products and services in the last two fiscal years, such demand is likely to diminish as the year 2000 approaches since services to remediate year 2000 issues must be completed in a timely manner and lead times required to complete systems implementations preclude system replacement as a timely solution to the year 2000 issue as the millennium nears. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the year 2000 issue on quarter to quarter revenue achievement is limited. Additionally, as the year 2000 approaches, customers may slow down computer software purchases as they devote more time to preparing the testing of their systems for year 2000 readiness, versus evaluating and implementing new systems.

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

YEAR 2000

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

The Company has identified its main internal IT systems and expects to complete remediation of needed year 2000 related modifications by early 1999 and plans to continue testing through calendar 1999. The Company is assessing its internal non-IT systems and expects to complete needed modifications to these systems by early 1999 and plans to complete testing by mid 1999. Also, the Company has completed its evaluation of third party relationships for year 2000 issues.

The Company has designed the most current versions of its products to be year 2000 ready. The Company is communicating with its customers the status of the Company's products relating to year 2000. For products that were identified as needing updates to address year 2000 issues, the Company has completed the updates to most of these products, and has made the updates available to customers in 1998. The Company expects to complete the few remaining minor product updates in approximately March 1999. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are year 2000 ready. Also, in certain client outsourcing and services contracts, the Company is evaluating year 2000 issues for its clients' computing environments and implementing year 2000 related remediations. Some of this client remediation effort has been completed in 1998 with the remainder of the client remediation effort planned throughout 1999.

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

The Company believes that necessary modifications to its products will be made on a timely basis. However, there can be no guarantee that one or more of the Company's current products do not contain year 2000 date issues that may result in material costs to the Company. Additionally, where the Company is evaluating year 2000 issues for client outsourcing and services contracts, there can be no assurances that all year 2000 issues will be identified and remediated and it is possible that the Company may experience increased expenses in addressing these issues. It is possible that any such delays or increased costs could have a material adverse impact on the Company's operations and financial results by, for example, impacting the Company's ability to deliver products or services to its customers. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. The most reasonably likely worst case scenarios would include: issues originating from clients who do not migrate to current product releases or who experience other year 2000 related problems, corruption of data contained in the Company's internal IT systems, and failure of infrastructure services provided by government agencies and other third parties (electricity, banking services, phone service, water systems, internet services, etc.). The Company is in the process of contingency planning for high risk areas and expects to complete this effort by mid calendar year 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative or qualitative disclosures for fiscal year 1999. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 1998.

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

Item 6 (a).   Exhibits

Exhibit 10.1 - Amendment One to the Systems & Computer Technology Corporation
               1994 Non-Employee Director Stock Option Plan

Exhibit 27 - Financial Data Schedule

Item 6 (b).   Reports on Form 8-K

The registrant filed a current report on Form 8-K dated October 7, 1998. Under
Item 5, the registrant reported that its Board of Directors authorized a purchase of up to 3,000,000 of its common shares. The shares may be purchased from time to time in the open market or in negotiated transactions.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                            (Registrant)


Date: 2/16/98                 /s/  Eric Haskell
                              ------------------------------------------
                              Eric Haskell
                              Senior Vice President, Finance and Administration,
                              Treasurer and Chief Financial Officer