Form 10-Q
period 1999-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1999-05-14
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

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

31,750,382 Common shares, $.01 par value, as of May 10, 1999



               Page 1 of 22 consecutively numbered pages




(PAGE)



SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 1999 and September 30, 1998

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 1999 and 1998

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 1999 and 1998

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














(PAGE)



SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               March 31,     September 30,
                                                 1999            1998
                                              (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $  4,748        $ 18,942
   Short-term investments, including
      accrued interest of $249 and $1,199        14,876          59,364
   Receivables, including $76,442
      and $66,158 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $4,238 and $4,033                      147,029         130,457
   Prepaid expenses and other receivables        25,685          13,861
                                               --------        --------
              TOTAL CURRENT ASSETS              192,338         222,624

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                   67,027          55,862

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               19,961          18,257

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                  19,616          17,763

OTHER ASSETS AND DEFERRED CHARGES                17,175          18,448
                                               --------        --------
TOTAL ASSETS                                   $316,117        $332,954
                                               ========        ========


















(PAGE)



SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               March 31,     September 30,
                                                 1999            1998
                                             (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $ 15,317        $ 17,720
   Current portion of long-term debt              2,623           1,100
   Income taxes payable                             764           1,444
   Accrued expenses                              32,869          33,659
   Deferred revenue                              16,367          17,684
                                               --------        --------
              TOTAL CURRENT LIABILITIES          67,940          71,607

LONG-TERM DEBT, less current portion             78,200          78,425

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                    --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      36,372 and 36,275 shares                      364             363
   Capital in excess of par value               102,544         102,176
   Retained earnings                             92,590          83,952
                                               --------        --------
                                                195,498         186,491
Less
   Held in treasury, 4,642 and 2,302
      common shares--at cost                    (24,911)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                169,977         182,922
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $316,117        $332,954
                                               ========        ========





Note: The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.





(PAGE)



SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Three Months Ended
                                                        March 31,
                                                  1999            1998

Revenues:
 Outsourcing services                          $ 34,364         $30,121
 Software sales                                  17,092          22,449
 Maintenance and enhancements                    21,028          16,312
 Software services                               43,859          25,907
 Other, primarily interest                          735           1,295
                                               --------         -------
                                                117,078          96,084

Expenses:
 Cost of outsourcing services                    26,763          24,564
 Cost of software sales and
    maintenance and enhancements                 22,074          17,829
 Cost of software services                       30,662          18,223
 Selling, general and administrative             28,784          22,091
 Interest expense                                 1,210           1,055
                                               --------         -------
                                                109,493          83,762

Income before income taxes                        7,585          12,322

Provision for income taxes                        3,413           5,021
                                               --------         -------

Net income                                      $ 4,172         $ 7,301
                                               ========         =======


Net income per common share                      $ 0.13          $ 0.22
Net income per share - assuming dilution         $ 0.13          $ 0.20
Common shares and equivalents outstanding:
   Average common shares                         32,291          33,348
   Average common shares - assuming dilution     32,921          35,833





See notes to condensed consolidated financial statements.








(PAGE)



SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Six Months Ended
                                                        March 31,
                                                  1999            1998

Revenues:
 Outsourcing services                          $ 67,876        $ 58,266
 Software sales                                  38,561          44,300
 Maintenance and enhancements                    38,813          30,658
 Software services                               80,289          46,966
 Other, primarily interest                        1,308           3,175
                                               --------        --------
                                                226,847         183,365

Expenses:
 Cost of outsourcing services                    53,358          47,470
 Cost of software sales and
    maintenance and enhancements                 42,214          32,710
 Cost of software services                       58,701          34,125
 Selling, general and administrative             55,190          43,937
 Interest expense                                 2,355           1,875
                                               --------        --------
                                                211,818         160,117

Income before income taxes                       15,029          23,248

Provision for income taxes                        6,391           9,502
                                               --------        --------

Net income                                     $  8,638        $ 13,746
                                               ========        ========


Net income per common share                      $ 0.26          $ 0.41
Net income per share - assuming dilution         $ 0.26          $ 0.38
Common shares and equivalents outstanding:
   Average common shares                         32,661          33,222
   Average common shares - assuming dilution     33,767          35,867




See notes to condensed consolidated financial statements.









(PAGE)



SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                               For the Six Months Ended
                                                        March 31,
                                                  1999            1998
OPERATING ACTIVITIES
Net income                                     $  8,638        $ 13,746
Adjustments to reconcile net income to
   net cash (used in) provided by
   operating activities:
   Depreciation and amortization                 12,636           8,069
   Provision for doubtful accounts                  778           1,584
   Changes in operating assets and
      liabilities:
      (Increase) in receivables                 (17,351)        (17,414)
      Decrease (increase) in interest
         receivable                                 950          (1,083)
      (Increase) in other current
         assets                                 (11,824)         (2,536)
      (Decrease) in accounts payable             (2,403)           (233)
      (Decrease) increase in other accrued
         expenses and liabilities                  (790)          4,879
      (Decrease) in deferred revenue             (1,317)         (2,085)
      Other, net                                 (1,892)         (1,670)
                                               ---------        --------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                         (12,575)          3,257

INVESTING ACTIVITIES
Purchase of property and equipment              (17,367)         (5,603)
Capitalized computer software costs              (4,550)         (3,291)
Purchase of investments
   available for sale                              (402)       (128,039)
Proceeds from sale or maturity of
   investments available for sale                43,715          55,724
Purchase of investment in Campus
   Pipeline, Inc.                                (2,831)             --
                                               ---------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                          18,565         (81,209)

FINANCING ACTIVITIES
Principal payments on short-term debt           (32,699)         (1,250)
Proceeds from borrowings, net of
   issuance costs                                33,992          73,278
Repurchase and retirement of Company stock      (21,952)             --
Proceeds from exercise of stock options             475           2,947
                                              ---------       ---------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                         (20,184)         74,975

(DECREASE) IN CASH & CASH EQUIVALENTS           (14,194)         (2,977)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      18,942          29,809
                                               ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD          $  4,748        $ 26,832
                                               =========       =========
See notes to condensed consolidated financial statements.
(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

NOTE B--RECLASSIFICATION

Certain quarterly information has been reclassified to confirm with March 31, 1999 classification.

NOTE C--CASH AND SHORT-TERM INVESTMENTS
(in thousands)

Cash Equivalents: Cash and equivalents are defined as highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Short-term investments consist of state and municipal securities and corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase. At March 31, 1999, the Company has classified all securities as available for sale. The available-for-sale portfolio, stated at fair value, is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments.


Short-term investments at March 31, 1999 are comprised of:
State and municipal securities      $14,644
Corporate debt securities               232
                                    -------
                                    $14,876

The contractual maturities of short-term investments held at March 31, 1999 are:
Due in one year or less             $13,785
Due after one year or more            1,091
                                    -------
                                    $14,876

NOTE D--TREASURY STOCK PURCHASE

In October 1998, the Company's Board of Directors authorized the purchase of up to 3 million of its common shares. The shares may be purchased from time to time in the open market or negotiated transactions and the timing of purchases will be based on a variety of factors including stock price, cash requirements, and market and economic factors. During the quarter ended December 31, 1998, the Company repurchased 1.1 million of its common shares for $10.3 million and during the quarter ended March 31, 1999 the Company repurchased 1.3 million shares for $11.6 million.

NOTE E--CAMPUS PIPELINE INVESTMENT

On December 4, 1998, the Company entered into an agreement in which it, at its option, could purchase up to $7.6 million of the common stock of Campus Pipeline, Inc. As of March 31, 1999, the Company had purchased a 20% equity interest in Campus Pipeline, Inc. for $2.8 million, which amount includes investment related expenditures of $300 thousand, and which was recorded under the equity method of accounting for investments. During April 1999, the Company purchased an additional 10% equity interest in Campus Pipeline, Inc. for $1.25 million. If the Company exercises all its options, the Company will hold approximately 60% of the outstanding common stock of Campus Pipeline, Inc. Campus Pipeline, Inc. incurred immaterial net losses during the six months ended March 31, 1999.

NOTE F--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of the net income per common share and net income per share - assuming dilution calculations follow:
                                              For the Three Months Ended
                                                        March 31,
                                                  1999            1998
Numerator:
    Net income available to common
       stockholders, used for net
       income per common share                  $ 4,172         $ 7,301

    Effect of dilutive securities:
                                                     --              --
                                                -------         -------

    Net income available to common
       stockholders after assumed
       conversions                              $ 4,172         $ 7,301
                                                =======         =======

Denominator:
    Denominator for net income per common
       share-weighted average shares             32,291          33,348

    Effect of dilutive securities:
       Employee stock options                       630           2,485
                                                -------         -------

    Denominator for net income per
       share - assuming dilution                 32,921          35,833
                                                =======         =======

Net income per common share                       $0.13           $0.22
                                                  =====           =====
Net income per share - assuming dilution          $0.13           $0.20
                                                  =====           =====



                                               For the Six Months Ended
                                                       March 31,
                                                  1999            1998
Numerator:
    Net income available to common
       stockholders, used for net
       income per common share                  $ 8,638         $13,746

    Effect of dilutive securities:
                                                     --              --
                                                -------         -------

    Net income available to common
       stockholders after assumed
       conversions                              $ 8,638         $13,746
                                                =======         =======

Denominator:
    Denominator for net income per common
       share-weighted average shares             32,661          33,222

    Effect of dilutive securities:
       Employee stock options                     1,106           2,645
                                                -------         -------

    Denominator for net income per
       share - assuming dilution                 33,767          35,867
                                                =======         =======

Net income per common share                       $0.26           $0.41
                                                  =====           =====
Net income per share - assuming dilution          $0.26           $0.38
                                                  =====           =====


NOTE G--PRODUCT DEVELOPMENT

Product development expenditures, including software maintenance expenditures, for the six months ended March 31, 1999 and 1998, were approximately $26.8 million and $16.9 million, respectively. After capitalization these amounts were approximately $22.2 million and $13.6 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $2.8 million and $2.8 million, respectively.












(PAGE)



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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.    Six Mos.  Three Mos. Six Mos.
                                  Ended        Ended      Ended     Ended
                                 March 31,    March 31,  March 31  March 31
                                1999  1998   1999  1998
Revenues:
Outsourcing services             29%   31%    30%   32%      14%       17%
Software sales                   15%   24%    17%   24%     (24%)     (13%)
Maintenance and enhancements     18%   17%    17%   17%      29%       27%
Software services                37%   27%    35%   25%      69%       71%
Interest and other revenue        1%    1%     1%    2%     (43%)     (59%)
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      22%       24%

Expenses:
Cost of services, sales and
   maintenance and enhancements  68%   63%    68%   62%      31%       35%
Selling, general and
   administrative                25%   23%    24%   24%      30%       26%
Interest expense                  1%    1%     1%    1%      15%       25%
Income before income taxes        6%   13%     7%   13%     (38%)     (35%)


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

                                      Three Months          Six Months
                                          Ended                Ended
                                        March 31,            March 31,
                                      1999   1998           1999   1998

Gross Profit:
   Outsourcing services                22%    18%            21%    19%
   Software sales and maintenance
      and enhancements                 42%    54%            45%    56%
   Software services                   30%    30%            27%    27%
                                       ---    ---            ---    ---
   Total                               32%    36%            32%    37%






Revenues
Growth in outsourcing services revenue largely results from significant contract signings. The 14% and 17% increases in outsourcing services revenue in the second quarter and first six months of fiscal year 1999 are primarily the result of (1) contracts signed after the second quarter of fiscal year 1998 and (2) increases in outsourcing services provided to a number of existing significant clients.

Software sales decreased 24% in the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998 due primarily to decreased licenses of Banner Customer Information System (CIS) software to the domestic utility market and ADAGE Enterprise Resource Planning (ERP) software to the manufacturing market. These decreases were offset by increased licenses of Banner software to the higher education market and licenses of Banner Courts software to the local government market. Software sales decreased 13% in the first six months of fiscal year 1999 due primarily to the aforementioned reasons combined with decreased licenses of Banner software to the higher education market in the first quarter of fiscal year 1999. The decreases in the first six months of fiscal year 1999 were offset by increased licenses of Banner Courts software to the local government market and increased licenses of Banner CIS software to the international utility market.

The 29% and 27% increases in maintenance and enhancements revenue in the second quarter and first six months of fiscal year 1999, respectively, were the result of the growing installed base of clients in the higher education, manufacturing & distribution, and utility marketplaces. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces.

Software services revenue increased 69% and 71% in the second quarter and first six months of fiscal year 1999 compared to the prior year periods primarily as the result of increases in implementation and integration services in the manufacturing, utility and higher education markets.

The decrease in other revenue in the second quarter and first six months of fiscal year 1999 is attributable to decreased interest revenue and to a one-time $695 thousand gain on the sale of an inactive product line in the first quarter of fiscal year 1998. The decrease in cash and short-term investments, the source of interest revenue, results primarily from the acquisition of Fygir Logistic Information Systems, B.V. (Fygir) in September 1998 and the purchase of $22 million in treasury stock in the first six months of fiscal year 1999.

Gross Profit
Gross profit decreased as a percentage of total revenue (excluding other revenue) from 36% in the second quarter of fiscal year 1998 to 32% for the second quarter of fiscal year 1999 and from 37% to 32% for the six month periods ending March 31, 1998 and 1999, respectively. The total gross profit percentages decreased primarily because of decreases in the software sales and maintenance and enhancements gross profit, which makes up the greatest percentage of the Company's total gross profit. These decreases were primarily the result of an increase, at a rate greater than the revenue rate increase, in non-capitalized product development expenditures, primarily in the manufacturing and utility businesses. The decreases in the software sales and maintenance and enhancements gross profits were partially offset by increases in the gross profits in the government business, and in the second quarter, the higher education business, attributable to increased software licenses. The Company is continuing to focus on installation and systems integration services in each of its markets. Since service margins have historically been lower than the margins derived from software sales and maintenance and enhancements, an increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin.

Income Taxes
The fiscal year 1999 second quarter provision for income taxes is approximately 5% higher than the Company's first quarter rate of 40%. The second quarter provision does not include a tax benefit for losses on the Company's foreign operations. The Company's current forecast suggests that foreign operations may improve during the second half of the fiscal year, which would result in a reduced tax rate.
If foreign operations become profitable during the second half of the fiscal year, this may result in a reduced tax rate.


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

Cash used in operating activities was $12.6 million for the first six months of fiscal year 1999 compared with cash provided by operating activities of $3.3 million for the first six months of fiscal year 1998. Income before depreciation and amortization had no significant increase when compared to the prior year period. Cash provided by operations was off set in the first six months of fiscal year 1999 by increases in accounts receivable balances and other current assets. The increases in accounts receivable balances at March 31, 1999 compared to September 30, 1998 are primarily the result of slow collections on some large outsourcing contracts and the timing of billings on software licenses. The increase in other current assets is primarily the result of increases in prepaid tax balances.

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

Cash provided by investing activities was $18.6 million for the first six months of fiscal year 1999 compared with cash used in investing activities of $81.2 million for the first six months of fiscal year 1998. Proceeds from sales and maturities of available-for-sale investments of $43.7 million were slightly offset by the purchase of an investment in Campus Pipeline, Inc. for $2.8 million in the first quarter of fiscal year 1999. The Company's primary use of cash for investing purposes in the first six months of fiscal year 1999 was for the purchase of fixed assets, as described in the following paragraph. During the first six months of fiscal year 1998 the Company's primary use of cash for investing activities was the purchase of available-for-sale investments from the proceeds of the bond offering during the first quarter of fiscal year 1998.

Property and equipment expenditures increased as the result of fit-up and remodeling costs for a new office building in the Company's Malvern campus and building construction costs for a new building adjacent to the Company's existing building in Columbia, SC. The construction and fit-up of the new Columbia building are expected to continue until sometime in the third quarter of fiscal year 1999. The Company signed a long-term lease agreement in October 1998 for a new office building near its Malvern campus. The Company began to incur fit-up and remodeling costs in the first quarter of fiscal year 1999 and rent payments began in the second quarter of fiscal year 1999.

Cash used in financing activities was $20.2 million for the first six months of fiscal year 1999. Net proceeds from borrowings were offset by principal payments on short-term debt. The primary use of cash in financing activities was the purchase of $22.0 million in treasury stock in the first six months of fiscal year 1999. During the first six months of fiscal year 1998, cash provided by financing activities of $75.0 was primarily the result of the net proceeds of the bond offering of $73.3 million.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2000 with optional annual renewals. Borrowings outstanding under the credit facility were $2.0 million at March 31, 1999. There were no borrowings outstanding as of September 30, 1998. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants allow the Company to pay non-stock dividends, repurchase capital stock, make distributions of assets to shareholders (as long as the aggregate amount does not exceed $5 million in any fiscal year) and to pay stock dividends. In October 1998, the agreement covenants were amended to allow the Company to repurchase capital stock not to exceed $35 million and 3 million shares before April 15, 1999.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

In October 1998, the Company's Board of Directors authorized the purchase of up to 3 million of its common shares. The shares may be purchased from time to time in the open market or negotiated transactions and the timing of purchases will be based on a variety of factors including stock price, cash requirements, and market and economic factors. During the six months ended March 31, 1999, the Company repurchased 2.3 million of its common shares for $22 million.

On December 4, 1998, the Company entered into an agreement in which it, at its option, could purchase up to $7.6 million of the common stock of Campus Pipeline, Inc. As of March 31, 1999, the Company had purchased a 20% equity interest in Campus Pipeline, Inc. for $2.8 million, which amount includes investment related expenditures of $300 thousand, and which was recorded under the equity method of accounting for investments. During April 1999, the Company purchased an additional 10% equity interest in Campus Pipeline, Inc. for $1.25 million. If the Company exercises all its options, the Company will hold approximately 60% of the outstanding common stock of Campus Pipeline, Inc.

On October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). In December 1998, AcSEC issued Statement of Position SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). SOP 97-2 introduces a framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. SOP 97-2 requires license fees to be allocated to the separate elements of multiple element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. SOP 98-9, which is effective for fiscal years beginning after March 15, 1999, requires recognition of revenue on undelivered elements of a contract using the residual method, as defined in SOP 98-9. The adoption of SOP 97-2 did not, and the adoption of SOP 98-9 is not expected to, have a significant impact on the results of operations.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was effective for all fiscal years beginning after December 15, 1997. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. There is not a significant difference between total comprehensive income and net income for the three and six-month periods ended March 31, 1999 and 1998.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS 131 is effective for fiscal years beginning after December 31, 1997 however disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the fiscal year ending September 30, 1999, although the Company has not fully assessed the impact of SFAS 131 on its financial disclosures.

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

Factors that may affect future results and market price of stock

The matters discussed herein and elsewhere that are forward-looking statements, including statements concerning the Company's or management's forecasts, intentions, beliefs, expectations, or predictions for the future, are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The following discussion highlights some, but not all of the risks and uncertainties which may have a material adverse effect on the Company's business, financial condition, and/or results of operations.

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

Also, as the year 2000 approaches, many potential clients are focusing their efforts on remediating existing systems or implementing new systems to solve year 2000 issues. While the Company believes that such evaluations have favorably impacted demand for its software products and services in fiscal years 1997 and 1998, such demand has diminished as the year 2000 approaches since services to remediate year 2000 issues must be completed in a timely manner and lead times required to complete systems implementations preclude system replacement as a timely solution to the year 2000 issue as the millennium nears. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the year 2000 issue on quarter to quarter revenue achievement is limited. Additionally, as the year 2000 approaches, customers have been slowing down computer software purchases as they devote more time to preparing the testing of their systems for year 2000 readiness, rather than evaluating and implementing new systems.

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

Year 2000

In the past, many information technology systems were designed with two-digit year codes that did not recognize century fields. As a result, these technology systems may not function or may give incorrect results during the periods surrounding the year 2000. The Company has a company-wide year 2000 team to identify and resolve year 2000 issues associated with the Company's internal information technology (IT) systems, internal non-IT systems, material third party relationships, and the products and services sold by the Company. The Company's year 2000 readiness program includes: corporate awareness, adoption of year 2000 standards, inventory, assessment, remediation, validation testing, and contingency planning.

The Company has identified its main internal IT systems and expects to complete remediation of needed year 2000 related modifications by September 1999 and plans to continue testing through the remainder of calendar 1999. The Company is assessing its internal non-IT systems and expects to complete needed modifications and testing of these systems by mid 1999. Also, the Company has completed its evaluation of third party relationships for year 2000 issues.

The Company has designed the most current versions of its products to be year 2000 ready. The Company is communicating with its customers the status of the Company's products relating to year 2000. For products that were identified as needing updates to address year 2000 issues, the Company has completed the updates to most of these products, and has made the updates available to customers in 1998 and in early 1999. The Company expects to complete the few remaining minor product updates in May 1999. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are year 2000 ready. Also, in certain client outsourcing and services contracts, the Company is evaluating year 2000 issues for its clients' computing environments and implementing year 2000 related remediations. Some of this client remediation effort has been completed in 1998 with the remainder of the client remediation effort planned throughout 1999.

The Company is currently in the process of developing contingency plans to deal with issues which may arise in 1999 and 2000. The focus of this effort is to identify the potential risks associated with mission critical functions and then to develop appropriate contingency plans. Such planning is complicated by the risk of multiple year 2000 problems and the fact that many of the Company's risks reside with outside parties who may not successfully address their own risks. The areas of planning include: expected increases in customer upgrade and support activities, problems caused by customer delays in implementing Company or third-party upgrades, possible disruptions in the Company's external support systems and internal systems, employee matters, identification of manual "work-arounds" for software and hardware failures, substitution of hardware and software systems, and test exercises of contingency planning elements. The Company expects to complete its year 2000 contingency plans by August 1999.

The Company has funded its year 2000 program from operating cash flows and has not separately accounted for these costs in the past. The Company has and will continue to incur additional amounts related to the year 2000 program for administrative personnel to manage the project and for technical support for its products, services, and internal IT systems. The Company believes that the vast majority of these costs are not incremental to the Company but represent a reallocation of existing resources and does not believe that these costs have been or are expected to be material to the Company's financial position.

The Company believes that necessary modifications to its products will be made on a timely basis. However, there can be no guarantee that one or more of the Company's current products do not contain year 2000 date issues that may result in material costs to the Company. Additionally, where the Company is evaluating year 2000 issues for client outsourcing and services contracts, there can be no assurances that all year 2000 issues will be identified and remediated and it is possible that the Company may experience increased expenses in addressing these issues. The most reasonably likely worst case scenarios would include: issues originating from clients who do not migrate to current product releases or who experience other year 2000 related problems, corruption of data contained in the Company's internal IT systems, and failure of infrastructure services provided by government agencies and other third parties (electricity, banking services, phone service, water systems, internet services, etc.). It is possible that any such issue could have a material adverse impact on the Company's operations and financial results. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative or qualitative disclosures for fiscal year 1999. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 1998.








(PAGE)



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

In April 1996, the Company's Motion to Dismiss the amended complaint was granted in part and denied in part. In September 1997, the Company's Motion to Dismiss the second amended complaint was granted in part and denied in part, and plaintiff was permitted to pursue a claim that defendants violated section 10(b)of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder to the extent that it alleges a failure to make certain disclosures in the Company's Form 10-Q for the third quarter of fiscal 1995. On December 3, 1997, the Court approved a Stipulation of Dismissal and Entry of Final Judgment filed by the parties pursuant to which all remaining claims were dismissed with prejudice and the Court entered a final judgment in favor of the Company as to all remaining claims in the action. On December 30, 1997, the plaintiff filed a notice of appeal with respect to those claims which were dismissed pursuant to the Company's Motions to Dismiss. On October 28, 1998, the Company and counsel for the plaintiff reached an agreement in principle to settle the matter for $750,000. A settlement class must be determined by the United States District Court for the Eastern District of Pennsylvania and the overall settlement must be approved by the Court.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 26, 1999, Michael J. Emmi and Allen R. Freedman were reelected as directors of the Company for a term expiring at the Company's 2002 Annual Meeting of Shareholders. There were 26,350,738 votes cast in favor of the election of Mr. Emmi and 667,597 votes withheld from his election, and there were 26,402,417 votes cast in favor of the election of Mr. Freedman and 615,918 votes withheld from his election.

The amendment to the Company's 1994 Non-Employee Director Stock Option Plan was approved, and it was filed as Exhibit 10.1 of the Company's Form 10Q for the quarterly period ended December 31, 1998. There were 25,277,926 votes cast in favor of approval of the amendment, 1,618,296 votes against, 122,113 abstained.


Item 5.  Other Information

On March 18, 1999, the Company's Board of Directors adopted amendments to the Company's By-laws which added an advance notice provision for stockholder nominations of candidates for the Board of Directors and for the proposal by a stockholder of any other matter to be voted upon at a stockholders meeting. Pursuant to the advance notice provision, in order for nominations for director candidates or other business to properly be presented at the annual meeting, notice must be received by the Company generally between 90 days and 60 days before the anniversary of the prior year's annual meeting of stockholders, and the notice must contain the information required in accordance with the advance notice provision in the By-laws. For the Company's annual meeting of stockholders to be held in 2000, notice of a stockholder nomination for candidates for the Board of Directors or a stockholder proposal must be received by the Company between October 28, 1999 and November 27, 1999.


Item 6 (a).   Exhibits

Exhibit 3.3 - Amendment to Bylaws adopted March 18, 1999

Exhibit 27 - Financial Data Schedule


Item 6 (b).   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended March 31, 1999.































(PAGE)




SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 05/14/99                 /s/  Eric Haskell
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance and Administration,
                            Treasurer and Chief Financial Officer