Form 10-Q
period 1999-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1999-08-13
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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

31,906,301 Common shares, $.01 par value, as of August 11, 1999



               Page 1 of 22 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 1999 and September 30, 1998

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 1999 and 1998

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 1999 and 1998

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

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               June 30,     September 30,
                                                 1999            1998
                                              (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $  5,187        $ 18,942
   Short-term investments, including
      accrued interest of $69 and $1,199          2,125          59,364
   Receivables, including $80,399
      and $66,158 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $4,757 and $4,033                      156,192         130,457
   Prepaid expenses and other receivables        25,823          13,861
                                               --------        --------
              TOTAL CURRENT ASSETS              189,327         222,624

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                   68,782          55,862

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization               20,771          18,257

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                  21,310          17,763

OTHER ASSETS AND DEFERRED CHARGES                17,522          18,448
                                               --------        --------
TOTAL ASSETS                                   $317,712        $332,954
                                               ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               June 30,     September 30,
                                                 1999            1998
                                             (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                            $ 13,066        $ 17,720
   Current portion of long-term debt                637           1,100
   Income taxes payable                           1,460           1,444
   Accrued expenses                              35,243          33,659
   Deferred revenue                              11,132          17,684
                                               --------        --------
              TOTAL CURRENT LIABILITIES          61,538          71,607

LONG-TERM DEBT, less current portion             78,106          78,425

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                    --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      36,509 and 36,275 shares                      365             363
   Capital in excess of par value               104,192         102,176
   Retained earnings                             99,032          83,952
                                               --------        --------
                                                203,589         186,491
Less
   Held in treasury, 4,642 and 2,302
      common shares--at cost                    (24,911)         (2,959)
   Notes receivable from stockholders              (610)           (610)
                                               --------        --------
                                                178,068         182,922
                                               --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $317,712        $332,954
                                               ========        ========





Note: The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Three Months Ended
                                                        June 30,
                                                  1999            1998

Revenues:
 Outsourcing services                          $ 34,022         $32,846
 Software sales                                  19,774          25,353
 Maintenance and enhancements                    19,905          16,011
 Software services                               46,413          29,692
 Other, primarily interest                          131           1,138
                                               --------         -------
                                                120,245         105,040

Expenses:
 Cost of outsourcing services                    27,365          26,977
 Cost of software sales and
    maintenance and enhancements                 21,275          18,033
 Cost of software services                       30,914          21,210
 Selling, general and administrative             27,637          21,772
 Interest expense                                 1,168           1,057
                                               --------         -------
                                                108,359          89,049

Income before income taxes                       11,886          15,991

Provision for income taxes                        5,444           6,554
                                               --------         -------

Net income                                      $ 6,442         $ 9,437
                                               ========         =======


Net income per common share                      $ 0.20          $ 0.28
Net income per share - assuming dilution         $ 0.20          $ 0.26
Common shares and equivalents outstanding:
   Average common shares                         31,853          33,718
   Average common shares - assuming dilution     35,626          39,185





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                              For the Nine Months Ended
                                                        June 30,
                                                  1999            1998

Revenues:
 Outsourcing services                          $101,898        $ 91,112
 Software sales                                  58,335          69,653
 Maintenance and enhancements                    58,718          46,669
 Software services                              126,702          76,658
 Other, primarily interest                        1,439           4,313
                                               --------        --------
                                                347,092         288,405

Expenses:
 Cost of outsourcing services                    80,723          74,447
 Cost of software sales and
    maintenance and enhancements                 63,489          50,743
 Cost of software services                       89,615          55,335
 Selling, general and administrative             82,827          65,709
 Interest expense                                 3,523           2,932
                                               --------        --------
                                                320,177         249,166

Income before income taxes                       26,915          39,239

Provision for income taxes                       11,835          16,056
                                               --------        --------

Net income                                     $ 15,080        $ 23,183
                                               ========        ========


Net income per common share                      $ 0.46          $ 0.69
Net income per share - assuming dilution         $ 0.45          $ 0.64
Common shares and equivalents outstanding:
   Average common shares                         32,461          33,388
   Average common shares - assuming dilution     33,511          38,627




See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                               For the Nine Months Ended
                                                        June 30,
                                                  1999            1998
OPERATING ACTIVITIES
Net income                                     $ 15,080        $ 23,183
Adjustments to reconcile net income to
   net cash (used in) provided by
   operating activities:
   Depreciation and amortization                 19,035          12,259
   Provision for doubtful accounts                1,296           1,788
   Changes in operating assets and liabilities:
      (Increase) in receivables                 (27,033)        (34,235)
      Decrease (increase) in interest
         receivable                               1,130          (1,266)
      (Increase) in other current assets        (11,959)         (3,605)
      (Decrease) in accounts payable             (4,815)           (678)
      (Decrease) increase in other accrued
         expenses and liabilities                 1,373           3,241
      (Decrease) in deferred revenue             (6,641)         (3,862)
      Other, net                                 (1,339)           (239)
                                               ---------        --------
NET CASH (USED IN) OPERATING ACTIVITIES         (13,873)         (3,414)

INVESTING ACTIVITIES
Purchase of property and equipment              (22,452)        (13,190)
Capitalized computer software costs              (6,598)         (5,917)
Purchase of investments available for sale         (461)       (147,978)
Proceeds from sale or maturity of
   investments available for sale                56,398          72,799
Purchase of subsidiary, net of cash acquired       (602)             --
Purchase of investment in Campus
   Pipeline, Inc.                                (4,029)             --
                                               ---------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                          22,256         (94,286)

FINANCING ACTIVITIES
Principal payments on short-term debt           (56,480)         (1,225)
Proceeds from borrowings, net of
   issuance costs                                55,692          74,182
Repurchase of Company stock                     (21,952)             --
Proceeds from exercise of stock options             602           6,266
                                              ---------       ---------
NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                         (22,138)         79,223

(DECREASE) IN CASH & CASH EQUIVALENTS           (13,755)        (18,477)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      18,942          29,809
                                               ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD          $  5,187        $ 11,332
                                               =========       =========
SUPPLEMENTAL INFORMATION
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of subsidiary assets-noncash portion  $  1,573              --

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Operating results for the three and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


NOTE B--RECLASSIFICATION

Certain quarterly information has been reclassified to confirm with June 30, 1999 classification.


NOTE C--CASH AND SHORT-TERM INVESTMENTS
(in thousands)

Cash Equivalents: Cash and equivalents are defined as highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Short-term investments consist of state and municipal securities and corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase. At June 30, 1999, the Company has classified all securities as available for sale. The available-for-sale portfolio, stated at fair value, is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments.

Short-term investments are comprised of:

                                 June 30, 1999      Sept. 30, 1998
State and municipal securities      $ 1,866             $33,602
Corporate debt securities               259              25,762
                                    -------             -------
                                    $ 2,125             $59,364

The contractual maturities of short-term investments held are:

                                 June 30, 19999     Sept. 30, 1998
Due in one year or less             $ 2,056             $36,589
Due after one year or more               --              21,576
                                    -------             -------
                                    $ 2,056             $58,165



NOTE D--CAMPUS PIPELINE INVESTMENT

On December 4, 1998, the Company entered into an agreement in which it, at its option, could purchase up to $7.55 million of the common stock of Campus Pipeline, Inc. As of June 30, 1999, the Company had purchased a 30% equity interest in Campus Pipeline for $4.05 million, which amount includes investment related expenditures of $.3 million, and which was recorded under the equity method of accounting for investments. The Company's proportionate share of Campus Pipeline's losses were immaterial to the Company's results of operations. Additionally during June 1999 the Company made loans to Campus Pipeline totaling $1.75 million, classified as current assets at June 30, 1999. In July 1999, the Company made additional loans to Campus Pipeline totaling $.75 million. During August 1999, the loans were converted to consideration paid in connection with the above referenced share purchase agreement and the Company made additional payments of $1.30 million bringing its total investment to approximately 60% before the purchase of Series A Preferred shares by certain other investors.


NOTE E-ACQUISITIONS

In May 1999, the Company acquired Advanced Planning Solutions Inc., which offers a demand planning product to the manufacturing market, for consideration of $2.2 million. The purchase price was comprised of approximately $1.6 million of the Company's stock and $.6 million cash. The Company recorded goodwill of $1.0 million related to the acquisition. The proforma effect of this acquisition on operations is immaterial.

In August 1999, the Company acquired RSMART Learning Systems Corp. The Company intends to embed RSMART functions into its SCT Aspire distributed learning software and integrate this functionality with other higher education applications. The purchase price was paid with approximately 174,000 shares of the Company's stock. The proforma effect of this acquisition on operations is immaterial.


NOTE F--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of the net income per common share and net income per share - assuming dilution calculations follow:
                                              For the Three Months Ended
                                                        June 30,
                                                  1999            1998
Numerator:
    Net income available to common
       stockholders, used for net
       income per common share                  $ 6,442         $ 9,437

    Effect of dilutive securities:
    5% convertible debentures                       554             603
                                                -------         -------
                                                    554             603

    Net income available to common
       stockholders after assumed
       conversions                              $ 6,996         $10,040
                                                =======         =======

Denominator:
    Denominator for net income per common
       share-weighted average shares             31,853          33,718

    Effect of dilutive securities:
       Employee stock options                       939           2,633
       5% convertible debentures                  2,834           2,834
                                                 -------         -------
                                                  3,773           5,467

    Denominator for net income per
       share - assuming dilution                 35,626          39,185
                                                =======         =======

Net income per common share                       $0.20           $0.28
                                                  =====           =====
Net income per share - assuming dilution          $0.20           $0.26
                                                  =====           =====




                                               For the Nine Months Ended
                                                       June 30,
                                                  1999            1998
Numerator:
    Net income available to common
       stockholders, used for net
       income per common share                  $15,080         $23,183

    Effect of dilutive securities:
       5% convertible debentures                     --           1,667
                                                -------         -------
                                                     --           1,667

    Net income available to common
       stockholders after assumed
       conversions                              $15,080         $24,850
                                                =======         =======

Denominator:
    Denominator for net income per common
       share-weighted average shares             32,461          33,388

    Effect of dilutive securities:
       Employee stock options                     1,050           2,640
       5% convertible debentures                     --           2,599
                                                -------         -------
                                                  1,050           5,239

    Denominator for net income per
       share - assuming dilution                 33,511          38,627
                                                =======         =======

Net income per common share                       $0.46           $0.69
                                                  =====           =====
Net income per share - assuming dilution          $0.45           $0.64
                                                  =====           =====


NOTE G--PRODUCT DEVELOPMENT

Product development expenditures, including software maintenance expenditures, for the nine months ended June 30, 1999 and 1998, were approximately $40.3 million and $28.0 million, respectively. After capitalization these amounts were approximately $33.8 million and $22.1 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $4.1 million and $4.1 million, respectively.

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.   Nine Mos.  Three Mos. Nine Mos.
                                  Ended        Ended      Ended     Ended
                                 June 30,     June 30,   June 30   June 30
                                1999  1998   1999  1998
Revenues:
Outsourcing services             28%   32%    29%   32%       4%       12%
Software sales                   16%   24%    17%   24%     (22%)     (16%)
Maintenance and enhancements     17%   15%    17%   16%      24%       26%
Software services                39%   28%    37%   27%      56%       65%
Interest and other revenue        --    1%     --    1%     (89%)     (67%)
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      14%       20%

Expenses:
Cost of services, sales and
   maintenance and enhancements  66%   63%    67%   63%      20%       30%
Selling, general and
   administrative                23%   21%    24%   23%      27%       26%
Interest expense                  1%    1%     1%    1%      11%       20%
Income before income taxes       10%   15%     8%   14%     (26%)     (31%)


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

                                      Three Months          Nine Months
                                          Ended                Ended
                                        June 30,              June 30,
                                      1999   1998           1999   1998

Gross Profit:
   Outsourcing services                20%    18%            21%    18%
   Software sales and maintenance
      and enhancements                 46%    56%            46%    56%
   Software services                   33%    29%            29%    28%
                                       ---    ---            ---    ---
   Total                               34%    36%            32%    37%

Revenues
The 4% and 12% increases in outsourcing services revenue in the third quarter and first nine months of fiscal year 1999 are primarily the result of (1) increases in outsourcing services provided to a number of existing significant clients and (2) full period effects of contracts signed throughout fiscal year 1998.

Software sales decreased 22% in the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998 due primarily to decreased licenses of Banner Courts software to the local government market. Software sales decreased 16% in the first nine months of fiscal year 1999 due primarily to decreased licenses of Banner Customer Information System software in the domestic utility market, Banner software to the higher education market, and ADAGE Enterprise Resource Planning software to the manufacturing market in the first two quarters of fiscal year 1999. The decreases in the first nine months of fiscal year 1999 were offset by increased licenses of Banner CIS software to the international utility market.

The 24% and 26% increases in maintenance and enhancements revenue in the third quarter and first nine months of fiscal year 1999, respectively, were the result of the growing installed base of clients in the higher education, manufacturing & distribution, and utility marketplaces. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces.

Software services revenue increased 56% and 65% in the third quarter and first nine months of fiscal year 1999 compared to the prior year periods primarily as the result of increases in implementation and integration services in the utility, higher education, and manufacturing markets.

The decrease in other revenue in the third quarter and first nine months of fiscal year 1999 is attributable primarily to decreased interest revenue.
The decrease in cash and short-term investments, the source of interest revenue, results primarily from cash used in the acquisition of Fygir Logistic Information Systems, B.V. (Fygir) in September 1998 and the purchase of $22 million in treasury stock in the first six months of fiscal year 1999.

Gross Profit
Gross profit decreased as a percentage of total revenue (excluding other revenue) from 36% in the third quarter of fiscal year 1998 to 34% for the third quarter of fiscal year 1999 and from 37% to 32% for the nine month periods ending June 30, 1998 and 1999, respectively. The total gross profit percentages decreased primarily because of decreases in the software sales and maintenance and enhancements gross profit, which makes up the greatest percentage of the Company's total gross profit. These decreases were primarily the result of increases in non-capitalized product development expenditures and decreased software licenses, primarily in the manufacturing and utility businesses, and in the third quarter, in the government business. The decreases in the software sales and maintenance and enhancements gross profits were partially offset by increases in the gross profits of outsourcing services as a result of cost savings in fiscal year 1999, and an increase in the software services gross profit as a result of improved productivity and increased implementation and integration services performed during the third quarter and first nine months of fiscal year 1999 in the utility, higher education, and manufacturing markets. The Company is continuing to focus on installation and systems integration services in each of its markets. Since service margins have historically been lower than the margins derived from software sales and maintenance and enhancements, an increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin.

Income Taxes
The fiscal year 1999 provision for income taxes is approximately 3% higher than the Company's prior year rate of 40%. The 1999 provision does not include a tax benefit for losses on the Company's foreign operations. If foreign operations become profitable during the last quarter of fiscal year 1999, this may result in a reduced tax rate.


LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

Cash used in operating activities was $13.9 million for the first nine months of fiscal year 1999 compared with $3.4 million for the first nine months of fiscal year 1998. Operating cash flows have decreased as the result of decreases in income before depreciation and amortization in the nine-month period ending June 30, 1999 and increases in accounts receivable and other current assets balances. The increases in accounts receivable balances at June 30, 1999 compared to September 30, 1998 are primarily the result of increased revenues, slow collections on some large outsourcing contracts, and the timing of billings on software licenses. The increase in other current assets is primarily the result of increases in prepaid tax balances.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone based. During the beginning of a typical outsourcing services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. In certain systems integration contracts, services are performed by the Company but cannot be billed until a milestone is attained. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As an outsourcing services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a systems integration services contract. The remaining unbilled accounts receivable balance is comprised of software sales for which product has been shipped and revenue has been recognized but amounts have not been billed due to the contractual payment terms established. These unbilled balances are generally billed within one year.

Cash provided by investing activities was $22.3 million for the first nine months of fiscal year 1999 compared with cash used in investing activities of $94.3 million for the first nine months of fiscal year 1998. Proceeds from fiscal year 1999 sales and maturities of available-for-sale investments of $56.4 million were reinvested in fixed assets, as described in the following paragraph. During the first nine months of fiscal year 1998 the Company's primary use of cash for investing activities was the purchase of available-for-sale investments from the proceeds of the bond offering during the first quarter of fiscal year 1998.

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

Cash used in financing activities was $22.1 million for the first nine months of fiscal year 1999. Net proceeds from borrowings were offset by principal payments on short-term debt and consist primarily of activity in the Company's revolving credit facility. The primary use of cash in financing activities was the purchase of $22.0 million in treasury stock in the first nine months of fiscal year 1999. During the first nine months of fiscal year 1998, cash provided by financing activities of $79.2 was primarily the result of the net proceeds of the bond offering of $73.3 million.

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

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2001 with optional annual renewals. There were no borrowings outstanding as of June 30, 1999 or September 30, 1998. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The covenants allow the Company to pay non-stock dividends, repurchase capital stock, make distributions of assets to shareholders (as long as the aggregate amount does not exceed $5 million in any fiscal year) and pay stock dividends. In October 1998, the agreement covenants were amended to allow the Company to repurchase capital stock not to exceed $35 million and 3 million shares before April 15, 1999.

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

On December 4, 1998, the Company entered into an agreement in which it, at its option, could purchase up to $7.55 million of the common stock of Campus Pipeline, Inc. As of June 30, 1999, the Company had purchased a 30% equity interest in Campus Pipeline for $4.05 million, which amount includes investment related expenditures of $.3 million, and which was recorded under the equity method of accounting for investments. The Company's proportionate share of Campus Pipeline's losses were immaterial to the Company's results of operations. Additionally during June 1999 the Company made loans to Campus Pipeline totaling $1.75 million, classified as current assets at June 30, 1999. In July 1999, the Company made additional loans to Campus Pipeline totaling $.75 million. During August 1999, the loans were converted to consideration paid in connection with the above referenced share purchase agreement and the Company made additional payments of $1.30 million bringing its total investment to approximately 60% before the purchase of Series A Preferred shares by certain other investors.

In May 1999, the Company acquired Advanced Planning Solutions Inc., which offers a demand planning product to the manufacturing market, for consideration of $2.2 million. The purchase price was comprised of approximately $1.6 million of the Company's stock and $.6 million cash. The Company recorded goodwill of $1.0 million related to the acquisition. The proforma effect of this acquisition on operations is immaterial.

In August 1999, the Company acquired RSMART Learning Systems Corp. The Company intends to embed RSMART functions into its SCT Aspire distributed learning software and integrate this functionality with other higher education applications. The purchase price was paid with approximately 174,000 shares of the Company's stock. The proforma effect of this acquisition on operations is immaterial.

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

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was effective for all fiscal years beginning after December 15, 1997. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the Consolidated Balance Sheets. There is not a significant difference between total comprehensive income and net income for the three and nine-month periods ended June 30, 1999 and 1998.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), was issued in June 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS 131 is effective for fiscal years beginning after December 31, 1997 however disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the fiscal year ending September 30, 1999.

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

The Company has identified its main internal IT systems and expects to complete remediation of needed year 2000 related modifications by September 1999 and plans to continue testing through the remainder of calendar 1999. The Company has completed the assessment of its internal non-IT systems and has also completed its evaluation of third party relationships for year 2000 issues.

The Company has designed the most current versions of its products to be year 2000 ready. The Company is communicating with its clients regarding the status of the Company's products relating to year 2000. For products that were identified as needing updates to address year 2000 issues, the Company has completed the updates of these products, and has made the updates available to clients in 1998 and 1999. Some of the Company's clients are using product versions that the Company will not support for year 2000 issues; the Company is encouraging these clients to migrate to current product versions that are year 2000 ready. Also, in certain client outsourcing and services contracts, the Company is evaluating year 2000 issues for its clients' computing environments and implementing year 2000 related remediations. Some of this client remediation effort was completed in 1998 with the remainder of the client remediation effort planned throughout 1999.

The Company is developing contingency plans to deal with issues that may arise in 1999 and 2000. The focus of this effort is to identify high risk areas associated with mission critical functions and then to develop appropriate contingency plans. The areas of planning include: expected increases in client upgrade and support activities, problems caused by client delays in implementing Company or third-party upgrades, possible disruptions in the Company's external support systems and internal systems, employee matters, and test exercises of contingency plan elements. The Company expects to complete its year 2000 contingency plans by September 1999.

The Company has funded its year 2000 program from operating cash flows and has not separately accounted for these costs in the past. The Company has and will continue to incur additional amounts related to the year 2000 program for administrative personnel to manage the project and for technical support for its products, services, and internal IT systems. The Company believes that the vast majority of these costs are not incremental to the Company but represent a reallocation of existing resources and does not believe that these costs have been material to the Company's financial position.

The Company believes that it has taken adequate actions in planning for the period surrounding the year 2000, however, there are no assurances that the Company will not experience serious unanticipated negative consequences that could be caused by: (i) undetected date issues in the Company's products,
(ii) services provided by the Company in evaluating year 2000 issues for client outsourcing and services contracts, (iii) difficulties with internal IT systems, and (iv) failures or disruptions of external support systems. There can be no assurances that all year 2000 issues will be identified and remediated and it is possible that the Company may experience increased expenses in addressing these issues. The most reasonably likely worst case scenarios would include: issues originating from clients who do not migrate to current product releases or who experience other year 2000 related problems, and issues originating from services provided by the Company in evaluating year 2000 issues for client outsourcing and services contracts.
It is possible that any such issue could have a material adverse impact on the Company's operations and financial results. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.




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


Item 6 (a).   Exhibits

Exhibit 27 - Financial Data Schedule


Item 6 (b).   Reports on Form 8-K

On April 15, 1999, the registrant filed a current report on Form 8-K dated March 18, 1999. Under Item 5, the registrant reported that its Board of Directors adopted a Stockholder Rights Plan, providing that one Right shall be attached to each share of Common Stock of the Company. The Rights were distributed on April 16, 1999 to Shareholders of record on April 9, 1999. Each Right entitles the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Series A Preferred Stock, with a par value of $.10 per share, at a purchase price of $100 per Unit, subject to adjustment. The Rights expire at the close of business on April 13, 2009, unless earlier redeemed by the Company.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 08/13/99                 /s/  Eric Haskell
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance and Administration,
                            Treasurer and Chief Financial Officer