Form 10-K
period 1999-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 1999-12-28
CIK 707606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


    For the fiscal year ended September 30, 1999 Commission File No. 0-11521


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

                                             $522,476,212 at December 15, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                        32,142,006 shares at December 15, 1999


                       DOCUMENTS INCORPORATED BY REFERENCE


Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 25, 2000 is incorporated by reference to the extent provided in Part III, Items 10-13.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
Item Number and Caption                                                                                 Number
-----------------------                                                                                 ------

PART I
------

Item 1.       Business
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders


PART II
-------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.       Selected Financial Data
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A       Quantitative and Qualitative Disclosures About Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


PART III
--------

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Item 13.      Certain Relationships and Related Transactions


PART IV
-------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                     PART I

ITEM 1.  BUSINESS.


         Systems & Computer Technology Corporation ("SCT" or the "Company"), incorporated in Delaware in 1968, develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology services, including outsourcing, systems implementation, systems integration, and maintenance and enhancements. The Company's primary markets are higher education, process manufacturing and distribution, energy and utilities, and government.

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

         Banner(R) and SCT(R) are registered trademarks of the Company, and Adage(TM), Fygir(TM), Banner2000(TM), Plus2000(TM), SCT Aspire(TM), SCT Learning Suite(TM), RSmart(TM), and SCT eFile Management(TM) are trademarks of the Company. SCT OnSite(R) is a registered service mark and SinglePoint Solutions(sm) is a service mark of the Company. All other trade names referenced herein are the service marks or trademarks of their respective companies or organizations.


Markets

         In fiscal year 1999, approximately 41% of the Company's revenues was derived from the higher education market, approximately 18% was derived from the government market, approximately 21% was derived from the energy and utilities market, and approximately 16% was derived from the process manufacturing and distribution market. The principal markets for the Company's offerings are in the United States. In fiscal year 1999, the Company's foreign operations represented approximately 6% of revenues and the Company's export sales represented approximately 3% of revenues. See Note I to the financial statements for additional information with respect to the Company's industry market segments.

Higher Education

         The Company provides information technology services and application software to higher education institutions. SCT has developed substantial functional knowledge and technical expertise about the information technology requirements of higher education institutions.

         SCT targets the approximately 2,000 English-speaking institutions of higher education with enrollments greater than 2,000 students for its software and services (of which approximately 300 are potential candidates for SCT's outsourcing services). The Company serves this market with its Banner2000, Plus2000, SCT Learning Suite and Web administrative software, Campus Pipeline software which it markets, and SCT's service offerings. In fiscal 1999, SCT acquired all of the issued and outstanding stock of RSmart Learning Systems Corporation. RSmart had developed and marketed a three component distance learning application software offering known as Learning Suite. The Company saw Learning Suite as a complementary offering to its SCT Aspire software product, and has undertaken to integrate the functionality of Aspire and Learning Suite in a combined product now known as SCT Learning Suite.

         Throughout fiscal 1999, the Company made a series of investments in Campus Pipeline, Inc. As of September 30, 1999, the Company held an approximately 60% interest in the common stock of Campus Pipeline. In August, 1999, Campus Pipeline issued approximately 4,600,000 shares of Series A Preferred Stock, which are convertible into common stock on a one-for-one basis. If converted, this would lower the Company's interest in the common stock of Campus Pipeline to less than 50%.

Government

         The information technology services and application software markets for government jurisdictions are highly fragmented, with many competitors, including in-house computing departments of governments, custom software programmers, and packaged application software companies. Governments, which are conservative in their decisions regarding capital expenditures and long-term contracts, are influenced by the acceptance by other governments of a particular company's product or service. The Company serves its target market of approximately 1,000 government entities primarily with its SCT Courts application software product, AS400 administrative systems, and SCT's service offerings.

Energy and Utilities

         The Company provides administrative and supply chain application software and services to the energy and utilities market. SCT's target market includes approximately 1,000 water, gas, and electric utilities. The Company believes that deregulation of the utility market is driving significant investment in information technology and customer services. Clients include municipalities, investor-owned utilities and energy services companies.

Process Manufacturing and Distribution

         SCT markets a suite of process supply chain management ("P/SCM") software solutions for process manufacturers and distributors. The P/SCM suite includes the Adage software, which is a supply chain execution system (also known as an enterprise resource planning or "ERP" system), and the Fygir software, which is a supply chain planning software solution that addresses advanced planning and advanced scheduling (APS). SCT also markets services to the process manufacturing and distribution industry. In May 1999, the Company acquired Advanced Planning Systems, Inc., which was developing a demand planning product the Company intends to add to the P/SCM suite. The Company believes that ERP, APS, and demand planning systems are being increasingly adopted by manufacturers in order to better manage their supply chains. SCT targets the approximately 8,000 process manufacturers and distributors that have over $100 million in annual revenue.


Services and Products

         The Company's revenues are derived from several sources: outsourcing services, software licenses, software services, and maintenance and enhancements.

Outsourcing Services

         The Company provides information technology outsourcing services, which are comprised of a range of services including end-user computing solutions, network management, applications outsourcing, and business process outsourcing. These services are designed to assume total or partial control and responsibility of clients' information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

         SCT personnel located at a client's site become an integral part of the client's operations, working with managers and users at all levels as a focal point for information systems activity. SCT site personnel also draw upon SCT's staff of specialists to address special issues and projects. SCT can manage, staff and support most aspects of a client's information systems and operations, including data center management and operations, disaster recovery, short-term and long-range planning, user liaison and functional consulting, technical support services, application and systems software support, office automation, personal computer maintenance, systems integration, and telecommunications services and network integration.

         Contracts for outsourcing services may be either on a fixed price or time and materials basis, and generally cover an initial period of three to seven years. Fixed-price contracts require the Company to perform specified services for a fixed payment, generally subject to annual adjustments to reflect inflationary cost increases. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform an outsourcing services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in an extreme case, the Company could suffer a loss. As many government and quasi government clients are restricted from incurring binding commitments which extend beyond their current annual budgets or appropriations, contracts often include a "fiscal funding" provision which provides for the reduction or termination of services commensurate with reductions in a client's allocated funding. The Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions.

         The Company also offers its SinglePoint Solutions to assist utility and energy companies in serving the newly deregulated utility market. By combining software applications, information technology outsourcing and operations management, a utility or energy service company can access SCT's customer management application software products to assist it in operating its business.

Software Licenses

         The Company develops and licenses application software to each of its served vertical markets. The component applications of the Banner product line are developed for a client/server, Oracle relational database environment. The Adage software is an object based, supply chain execution/ERP system which combines client/server technology with multi-site functionality using a number of relational database platforms including Oracle and Microsoft SQL Server. The Fygir software is an object based, APS system which uses client/server technology and operates with a number of ERP relational database platforms. The following are the Company's key application software products:

         Banner2000 and Plus2000. Banner2000 is SCT's net-centric software for administrative computing in higher education. This suite of software applications is built with a business process orientation and a business enterprise focus. The software enables institutions to process student information including financial aid, student records, admissions, and registration in a centralized or distributed information environment using imaging and self service on the World Wide Web. In addition, Banner2000 offers systems to assist with common administrative functions, including human resources and financial management. Plus2000 offers a suite of Web-enabled administrative applications to traditional mainframe and minicomputer-based institutions.

         Banner Web Applications. SCT's Web applications address client requirements for decentralized routine processing and inquiry while maintaining centralized control of information and access. These applications are currently available for the higher education market under the product names Web for Students, Web for Employees, Web for Executives, Web for Alumni, and Web for Faculty & Advisors. Students can check the availability of courses, build a schedule, and register on line; apply for financial aid; apply for admissions; and determine admission status. Information about their grades, schedules, and transcripts is available and they can query the system about their account balances and addresses.

         SCT Learning Suite. SCT Learning Suite is a Web-enabled distance learning product designed to deliver both online and offline distributed learning, and to support in-classroom instruction for both the traditional and non-traditional learner. SCT Learning Suite can be integrated with the Campus Pipeline offering to access the administrative data warehoused in the Company's Banner2000 and Plus2000 product offerings.

         Campus Pipeline. Campus Pipeline is an Internet portal product that allows higher education users, including students, prospective students, faculty, and staff to access the Internet from a customized home page that integrates with SCT's Web-based application products. Institutions can elect to obtain a license under a fee-waived basis, in exchange for which the institution agrees to allow commercial providers of goods and services to advertise their offerings on the user's home page, or on a fee-paid basis under which no or limited advertising is permitted. The Campus Pipeline product is owned by Campus Pipeline, Inc., an affiliate of the Company, and is marketed by the Company under the terms of an agreement with Campus Pipeline.

         Banner for Energy and Utilities. SCT provides a suite of Banner software applications to gas, electric, water, waste water, refuse and other utilities. This software is Web-enabled and rule-based, can be quickly adapted for changes in business strategy, and provides energy companies and utilities with customer management, marketing, and supply chain management tools to support their changing needs and competitive requirements. Banner CMS assists energy companies and utilities in providing customer service, responding to customer inquiries, supporting new service offerings, generating accurate and timely billing, and managing resources. The Company also offers Banner Customer Target+ for energy and utility marketing programs; Banner Customer Elink for deregulated consumption and supply contract management; and Banner Customer Web Access for customer self-inquiry and administration.

         SCT Courts. In fiscal 1999, SCT continued to concentrate on the changing conditions in the courts arena, enhancing its Courts case management product which helps streamline complex court processing including docket management and scheduling.

         Adage and Fygir. SCT offers its supply chain management solutions, Adage supply chain execution/ERP software and Fygir supply chain planning/APS software, to the process manufacturing and distribution industries. Adage consists of objects configured around industry-specific business and supply chain processes. Adage enables users to integrate enterprise functions such as planning, production execution, forecasting, procurement, formula and process management, inventory management, customer service, customer order management, logistics, distribution, and finance and accounting. Adage is designed to meet the specific requirements of process manufacturers and distributors including food and beverage, chemicals, metals, minerals, and consumer packaged goods manufacturers on the Windows NT and UNIX platforms. The Fygir product suite consists of two constituent modules for Advanced Planning and Advanced Scheduling. The Fygir products enable users to improve their supply chain management performance and make their manufacturing process more efficient by applying mathematical techniques to optimize the supply chain. Fygir is designed to meet the specific requirements of process manufacturers and distributors including food and beverage, chemicals, consumer packaged goods, and pharmaceutical manufacturers and runs on the Windows NT platform.

         The Company currently has an agreement with Oracle Corporation allowing the Company to sublicense a limited-use Oracle system, which enables a client to use Oracle with Banner at a significantly lower cost than a full-use Oracle license. The agreement expires in July 2003. The Company's results of operations could be adversely affected if Oracle's market acceptance declined or its customer base eroded.

Software Services

         The Company provides a variety of professional services, including systems implementation, modification, training, support, and information systems planning and integration. When obtaining a license to use SCT's application software, clients typically purchase specific initial services, such as installation, training, and other client support activities. The Company also provides systems integration services for software implementations that include training, data conversion, integration, and customizations for client systems. These contracts are typically longer in term than software support services and shorter in term than information technology outsourcing services. The Company also markets separate service offerings which support Year 2000 issues and disaster recovery services, allowing for scalable contracts based upon client need.

         Contracts for software services may be either on a fixed price or time and materials basis. Fixed-price contracts require the Company to perform specified services for a fixed payment. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform a software services contract become greater than originally anticipated, the Company's profit on that contract would be reduced and the Company could suffer a loss.

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


Product Development

Research and Development

         SCT devotes substantial resources to product development in order to address evolving clients' needs and provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, the Internet, systems software, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 1999, 1998, and 1997 were approximately $53,961,000, $39,203,000, and $25,941,000, respectively. After capitalization approximately $44,913,000, $31,188,000, and $18,434,000, respectively, of these amounts were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs (which are not included in the aforementioned amounts) amounted to approximately $5,208,000, $4,924,000, and $2,850,000, respectively.

Development Strategies

         In fiscal 1999, SCT's Enterprise Solutions Development group was renamed the Cross-Industry Software Solutions team. This group focuses on providing technology research and adoption services to the rest of the SCT organization. These services will focus on research into innovative technologies and knowledge dissemination. During fiscal 1999, the Cross-Industry Software Solutions team continued development of SCT Workflow, a business process framework that supports the flow of information and business processes between role players in an organization.

         For the higher education market, the Company acquired RSmart Learning Systems Corporation and combined the SCT Aspire product and the RSmart technology to create an object based, Web browser accessible distance learning system that is fully integrated with the Banner2000, Plus2000, and Campus Pipeline products. Also, in conjunction with a group of college and university advisors, the Company began development of the SCT Relationship Leverage Solution, an object oriented, Web-based system that will expand the Company's higher education solutions to move beyond a transaction management system and into an interaction management system to help customers achieve breakthrough results from leveraging relationships with their key constituents. The SCT Relationship Leverage Solution is being developed using industry standards such as CORBA and Enterprise Java Beans and will use a distributed component architecture and industry standard databases such as Oracle, IBM DB2, and SQL Server.

         For the process manufacturing and distribution market, the Company is developing an Internet Business Suite, which is a business-to-business eCommerce solution that links with ERP and supply chain applications. The Company is also continuing development on the Fygir Demand Planning product it acquired in May 1999, a demand forecasting solution which will extend and complement its current Fygir products and will support Web-based forecast analysis, which is a key element of supply chain planning.

         For the energy and utilities market, the Company is developing a Web-enabled n-tiered customer management and fulfillment suite based upon the Microsoft component architecture. This architecture supports a Web browser based desktop client and the NT/SQL Server operating and data base systems which are becoming standards for key energy and utility market segments both in the United States and abroad.

         For the government market, the Company is developing an eFile management system which will bring electronic filing inside the court by integrating with the court's internal case management and document management applications. This Internet-based electronic filing system will allow courts to manage, view, process, store, distribute, and retrieve electronic filings, and to communicate key information with filers, offering productivity benefits to both the court and its filers.

General

         The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

         The Company attracts clients primarily through the following means: its own sales force of approximately 161 direct salespersons and support staff, of which approximately 130 are engaged in selling software licenses and related services and approximately 31 are engaged in selling the Company's outsourcing and certain professional services; referrals from existing clients and others; and active participation in industry conferences, trade shows, and seminars within its markets. SCT International, headquartered in London, England, operates as an international extension of the four industry market units. In the higher education, energy and utilities and process manufacturing and distribution markets, the Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

         The sales cycle for the Company's software and services typically ranges from six to 24 months and involves product demonstrations and site visits. Contracts are often offered by means of a public bidding procedure, certain of which require the Company to appear at public hearings.

         Although the Company's market units have separate sales organizations, each focuses on cross selling opportunities to market the products and services of the other. Each sales group is comprised of regional salespersons, industry specialists, and corporate and client-based technical specialists.


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

         In the outsourcing services business, the Company competes with several large providers of services, including International Business Machines Corporation ("IBM"), Electronic Data Systems Corporation ("EDS"), and Affiliated Computer Services, Inc., as well as smaller providers such as Business Records Corporation in the government market. In the software services business, the Company competes with several large providers of systems integration services, including IBM, EDS, Unisys, Andersen Consulting, Cambridge Technology Partners, and the so-called Big Five accounting firms, as well as smaller providers of software consulting services. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation, and price.

         In the application software business, the Company competes with other providers of packaged application software and companies offering to develop custom software. Competition also varies by vertical market. Within the higher education market, the Company's principal competitors are PeopleSoft and Datatel. The government and energy and utilities markets are highly fragmented and competition varies significantly within these markets depending upon the customers' computing platforms. Competitors in the government market include Unisys, IBM, Progressive Solutions, Inc., Crawford Consulting, and Justice Systems Inc. Competitors in the energy and utilities market include SAP, Severn Trent, ORCOM, SPL, IBM, and Andersen Consulting. The process manufacturing and distribution market is highly competitive and competitors include SAP, PeopleSoft, Baan, Oracle, J.D. Edwards, Ross, I2, Manugistics, and Logility. Competitive factors in all the software markets served by the Company include price and performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.


Backlog

         At September 30, 1999, the revenues expected to be received by SCT under outsourcing services contracts, which are based on proposed budgeted amounts in those contracts, and under software license and services agreements, including systems integration, maintenance and enhancements, support services, and software implementation, modification and training, amount to approximately $682 million as compared to approximately $758 million at September 30, 1998 and extend through December 2008. Of the $682 million, approximately $261 million is expected to be recognized in fiscal 2000. Approximately $354 million of the $682 million applies to outsourcing services contracts. These figures include, in connection with outsourcing services contracts, any guaranteed minimum price increases provided in the contracts.

         SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of customers in its targeted markets. Any such reductions could impact new contracts as well as existing contracts. Certain educational institutions and government jurisdictions cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 1999 includes approximately $181 million of outsourcing services contracts with fiscal funding clauses.

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


Employees


         As of September 30, 1999, the Company employed approximately 3,700 employees, of which approximately 850 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 13 employees at one client site. The Company considers its relationship with its employees to be satisfactory.


         When the Company receives a new outsourcing services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.


Executive Officers of SCT

         The Executive Officers of SCT are as follows:

                                                Position and Office
         Name               Age                 Currently Held
---------------------       ---      --------------------------------------

Michael J. Emmi             57       Chairman of the Board, President, and
                                     Chief Executive Officer; Director

Michael D. Chamberlain      55       President, Global Operations; Director

Eric Haskell                53       Senior Vice President, Finance &
                                     Administration, Treasurer, and Chief
                                     Financial Officer

Richard A. Blumenthal       51       Senior Vice President, General
                                     Counsel and Secretary

Mark A. Cochran             42       Senior Vice President, Human
                                     Resources & Organizational Strategy

Jerry A. Smith              40       Senior Vice President and Chief
                                     Technology Officer

         Officers are appointed by the Board of Directors, typically at its first meeting after the annual meeting of shareholders for such terms as the Board of Directors shall determine or until their successors have been elected and have qualified.

Business Experience During the Past Five Years of Each Officer


         Michael J. Emmi has served as Chairman of the Board, President, and Chief Executive Officer of the Company since May 1985. He is also a director of CompuCom Systems, Inc., Safeguard Scientifics, Inc., and CDI Corporation.

         Michael D. Chamberlain has served as a director of the Company since July 1989. He has been President, Global Operations since July 1999 and prior thereto was President of the SCT Software Group from May, 1994. Prior thereto, he was Senior Vice President of the Company since July 1990 and Vice President since September 1986 during which time he was President of the Software and Technology Services Division, the Company's higher education software business.

         Eric Haskell has served as Senior Vice President, Finance & Administration, Treasurer, and Chief Financial Officer of the Company since July 1990, and prior thereto, as Vice President, Finance and Administration, Treasurer, and Chief Financial Officer since March 1989.

         Richard A. Blumenthal has served as Senior Vice President, General Counsel and Secretary of the Company since July 1990, and prior thereto, as Vice President, General Counsel and Secretary since July 1987. He has been General Counsel of the Company since December 1985.

         Mark A. Cochran has served as Senior Vice President, Human Resources & Organizational Strategy since November 1998. Prior thereto, he served as Vice President, Human Resources & Organizational Strategy from September 1997 and has held the following positions in the Company's former Technology Management
Division: Vice President, East Region from August 1996 to September 1997; Vice President, Atlantic Region from May 1995 to August 1996; and General Manager, West Coast North Region from January 1995 to May 1995. Prior to joining the Company, he was National Director, Biomedical Computer Systems for the American Red Cross from January 1991 to January 1995.

         Jerry A. Smith has served as Senior Vice President and Chief Technology Officer since August 1999. Prior thereto, he was Chief Technology Officer of Lingafranca, d/b/a Semaphore Corporation, a global consulting and training firm, from January 1997 to September 1999; President of Marketplace Technologies, Inc., a software development and design firm, from January 1996 to January 1997; and Senior Technologist of Xerox Corporation from August 1994 to January 1996.


ITEM 2.  PROPERTIES.

         SCT occupies four adjacent buildings and a portion of a fifth building in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company's corporate headquarters are located in one of the five buildings in an approximately 47,000 square-foot facility owned by the Company. Of the remaining four adjacent office buildings, the Company owns an approximately 56,200 square-foot facility, used by its Global Education Solutions market unit, leases an approximately 48,900 square-foot facility, used for general corporate operations, under a lease which expires in August 2005, leases an approximately 70,000 square-foot facility, used by its Global Manufacturing & Distribution Solutions market unit, under a lease which expires in November 2008 and leases 10,050 square feet of an approximately 95,000 square foot facility that is used for general corporate operations.

         In October 1998 the Company entered into a ten-year lease for an approximately 73,900 square foot office building, used for its general corporate operations, in Frazer, Pennsylvania, which is near its Malvern campus.

         The Company owns and occupies an approximately 45,000 square-foot facility in Rochester, New York that is used by its Global Education Solutions market unit. In Lexington, Kentucky, the Company leases an approximately 55,400 square foot facility, used by its Global Government Solutions market unit which expires in March 2004. In Columbia, South Carolina, the Company owns and occupies an approximately 60,000 square-foot facility, has various leases for an aggregate of approximately 27,700 square feet which expire on various dates through September 2002 and owns a 80,000 square foot facility, all of which are used by the Company's Global Energy, Utilities & Communications Solutions market unit. In December 1998 the Company purchased an additional nine acres in Columbia, South Carolina to allow for future growth. SCT leases offices in various cities throughout the United States including an approximately 37,000 square foot facility in San Diego, California, used by its Global Education Solutions and Global Energy, Utilities & Communications Solutions market units, which expires in December 2002, and also leases office space, used by the various market units, in London, England, Manchester, England, Sophia, France and Rijswijk, the Netherlands.

         SCT believes that its facilities are adequate for its present business needs.


ITEM 3.  LEGAL PROCEEDINGS.

         On November 22, 1999, the Court approved the settlement of the class action lawsuit filed on October 4, 1995 by John J. Wallace in the United States

District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance & Administration, Treasurer, and Chief Financial Officer of the Company alleging violations of certain provisions of the federal securities laws. Under the terms of the settlement the Company paid $750,000.

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

         Period
         Year ended September 30, 1999              HIGH              LOW
         1st quarter                                 22                8 1/2
         2nd quarter                                 14 3/4            7 13/16
         3rd quarter                                 18                9 1/4
         4th quarter                                 19 1/2           12 1/4

         Year ended September 30, 1998              HIGH              LOW
         1st quarter                                 26 1/4           16 3/4
         2nd quarter                                 25 1/2           17 1/4
         3rd quarter                                 29               20 3/8
         4th quarter                                 30 7/8           11 1/2

         The approximate number of stockholders of record of SCT's Common Stock as of September 30, 1999 was 501.

         SCT has not paid any dividends for more than the last two fiscal years. The Company's revolving credit agreement prohibits the Company from declaring or paying any dividends other than stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

------------------------------------------------------------------------------------------------------------------------

(in thousands except per share amounts)

                                                                           Year Ended September 30,
                                                        1999           1998*          1997          1996          1995**
Revenues                                             $466,211       $403,668       $290,046       $215,258       $176,148
Income before income taxes                             35,416         38,232         38,617         16,003         10,316
Provision for income taxes                             16,117         16,858         15,726          6,884          7,258
Net income                                             19,299         21,374         22,891          9,119          3,058
Net income per common share                              0.59           0.64           0.76           0.32           0.12
Net income per share -- assuming dilution                0.58           0.59           0.69           0.31           0.10
Common shares outstanding                              32,494         33,532         29,996         28,140         26,148
Common shares outstanding -- assuming dilution         33,531         36,035         34,124         33,090         30,102
Working capital                                      $134,561       $151,017       $ 83,217       $ 67,389       $ 63,555
Total assets                                          335,052        332,954        209,704        163,259        150,983
Long-term debt                                         78,232         78,425          2,549         31,590         31,790
Stockholders' equity                                  188,276        182,922        150,425         96,796         85,565

*Includes a pre-tax charge of $16,063 for purchased research and development in the year ended September 30, 1998. Results without the charge for purchased research and development would have resulted in net income of $31,815 and net income per share -- assuming dilution of $0.88.

**Includes a pre-tax charge of $8,700 for purchased research and development in the year ended September 30, 1995. Results without the charge for purchased research and development would have resulted in net income of $11,758 and net income per share
-- assuming dilution of $0.42.
--------------------------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. For specific policies and breakdowns, refer to the consolidated financial statements and disclosures. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview
--------------------------------------------------------------------------------

Systems & Computer Technology Corporation (the "Company") develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology outsourcing services. In addition, the Company offers a series of related services including systems implementation, systems integration, and maintenance and enhancements. The Company's markets are higher education, government, process manufacturing and distribution, and energy and utilities. The Company's focus on four vertical markets enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

The Company licenses software under license agreements and provides support services including training, installation, consulting, and maintenance and enhancements. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available.

The Company derives services revenues from a variety of professional services, which include information systems planning, implementation, integration, and customization services for client systems. These services contracts are typically longer in term than software support services and shorter in term than information technology outsourcing services.

The Company provides information technology outsourcing services, which are comprised of a range of information technology areas including end-user computing solutions, network management, applications outsourcing, and business process outsourcing. These services are designed to assume total or partial control and responsibility for clients' information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

Results of Operations
--------------------------------------------------------------------------------

The following table sets forth: (i) income statement items as a percentage of total revenue and (ii) the percentage change for each item from the prior-year comparative period.

                                               % of Total Revenue             % Change from
                                            Year Ended September 30,            Prior Year
                                          1999       1998        1997        1999        1998
Revenues
Outsourcing
  services                                29%         31%         34%          8%          29%
Software sales                            17%         24%         26%        (19)%         27%
Maintenance and
  enhancements                            17%         16%         18%         25%          21%
Software services                         37%         28%         22%         54%          78%
Other, primarily
  interest                                --           1%         --         (69)%        776%
Total                                    100%        100%        100%         15%          39%

Expenses
Cost of services, software sales,
  and maintenance
  and enhancements                        67%         63%         62%         23%          42%
Selling, general,
  and administrative                      24%         23%         25%         24%          28%
Charge for purchased
  research and
  development                             --           4%         --          --           --
Interest expense                           1%          1%         --          16%         227%
Income before
  income taxes                             8%          9%         13%         (7)%         (1)%

For the year ended September 30, 1999, selling, general, and administrative expense includes equity in losses of affiliate of $3.2 million or 0.7% of total revenues.

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
                                                  Year Ended September 30,
                                               1999        1998         1997
Gross Profit:
Outsourcing services                            21%         19%          18%
Software sales and
  maintenance and enhancements                  46%         57%          64%
Software services                               30%         27%          18%
Total                                           33%         36%          38%

Revenues: The 8% and 29% increases in outsourcing services revenue in fiscal years 1999 and 1998, respectively, are primarily the result of
(i) increases in outsourcing services provided to a number of existing significant clients and (ii) full-period effects of contracts signed throughout fiscal years 1998 and 1997. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 1999, 1998, and 1997 were 64%, 82%, and 71%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during the period that have expiration dates in a later period.

Software sales decreased 19% in the year ended September 30, 1999 compared to the prior year period due primarily to decreased licenses of Banner Customer Information System (CIS) software in the energy and utilities market and Adage Enterprise Resource Planning (ERP) software to the process manufacturing and distribution market. Also contributing to the decrease were decreases in licenses of Banner2000 software in the domestic higher education marketplace. The decreases in fiscal year 1999 were offset by increased licenses in the international utility and education markets. Software sales increased 27% in fiscal year 1998 compared with fiscal year 1997 due primarily to increased licenses of Banner CIS software to the energy and utilities market and increased Banner2000 software licenses to the higher education market. The Company experienced a slight increase in license fee revenue in fiscal year 1998 versus fiscal year 1997 in its Adage ERP software.

The 25% and 21% increases in maintenance and enhancements revenue in fiscal years 1999 and 1998, respectively, were the result of the growing installed base of clients in the higher education, energy and utilities, and process manufacturing and distribution marketplaces. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue increased 54% and 78% in fiscal years 1999 and 1998, respectively, compared to the prior year periods primarily as the result of increases in implementation and integration services in the energy and utilities, higher education, and process manufacturing and distribution markets. The increases in fiscal year 1998 were offset by decreases, compared to the prior-year period, in services provided to the international utilities market.

The fluctuations in other revenue in fiscal years 1999 and 1998 are primarily attributable to fluctuations in interest revenue earned on the Company's cash and short-term investments balances. Interest revenue increased in fiscal year 1998 due to the increased cash and short-term investments balances during the year resulting from a debt issuance in October 1997. Cash and short-term investments balances were lower during fiscal year 1999 primarily as a result of the acquisition of Fygir Logistic Information Systems, B.V. in September 1998 and the purchase of $22.0 million in treasury stock in the first six months of fiscal year 1999.

Gross Profit: Gross profit decreased as a percentage of total revenue (excluding other revenue) from 36% for fiscal year 1998 to 33% for fiscal year 1999. The total gross profit percentage decreased primarily because of a decrease in the software sales and maintenance and enhancements gross profit, which makes up the greatest percentage of the Company's total gross profit. This decrease was primarily the result of increases in non-capitalized product development expenditures combined with decreased software licenses, primarily in the process manufacturing and distribution and energy and utilities markets, and to a lesser extent, in the higher education market. The decrease in the software sales and maintenance and enhancements gross profit was partially offset by an increase in the gross profit of outsourcing services as a result of cost savings in fiscal year 1999, and an increase in the software services gross profit as a result of improved productivity and increased implementation and integration services performed during fiscal year 1999 in the energy and utilities and process manufacturing and distribution markets. The Company is continuing to focus on software services in each of its markets. Since services margins have historically been lower than the margins derived from software sales and maintenance and enhancements, an increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin.

Gross profit decreased as a percentage of total revenue (excluding other revenue) from 38% to 36% for fiscal year 1998 as compared with fiscal year 1997. The total gross profit percentage decreased primarily because of a decrease in the software sales and maintenance and enhancements gross profit, which makes up the greatest percentage of the Company's total gross profit. This decrease was primarily the result of an increase in non-capitalized product development expenditures, principally in the process manufacturing and distribution market, at a rate greater than the revenue rate increase. The outsourcing services gross profit increased in fiscal year 1998 versus fiscal year 1997 as a result of higher margins on new contract signings compared with older contracts. The software services margin increased primarily as a result of increased profitability in energy and utilities and process manufacturing and distribution services, although margins continued to be impacted by unprofitable international operations.

Acquisitions: In August 1999, the Company acquired RSMART Learning Systems Corporation. The Company intends to embed RSMART functions into its SCT Aspire distributed learning software and integrate this functionality with other higher education applications. The purchase price was paid with approximately 174,000 shares of the Company's common stock valued at $2.2 million. The Company recorded goodwill of $.5 million related to the acquisition.

In May 1999, the Company acquired Advanced Planning Systems, Inc., which offers a demand planning product to the process manufacturing and distribution market, for total consideration of $2.2 million comprised of approximately 104,000 shares of the Company's common stock valued at $1.6 million and $.6 million cash. The Company recorded goodwill of $1.0 million related to the acquisition.

In September 1998, the Company acquired all of the outstanding stock of Fygir Logistic Information Systems, B.V. (Fygir). Fygir is a leading provider of supply chain planning software to the process manufacturing and distribution market. The total cost of the acquisition was $35.4 million. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a charge to operations of $16.1 million for in-process research and development at the time of the acquisition. Included in this amount were the fair values of Fygir products under development that had not reached technological feasibility at the time of the acquisition.

The in-process technology acquired in the Fygir acquisition consisted of multiple significant research and development projects, most of which the Company continues to develop. The Company believes that these projects, which can be separated into three categories -- Significant New Features, New Technology, and Tightly Integrated -- will all contribute to future generations of the Company's software. At the time of the Fygir acquisition, the Company assigned a value of $16.1 million to the Fygir in-process technology with the assistance of an independent valuation.

Significant New Features projects represent significant improvements to existing core technology acquired that could result in price and sales increases. New Technology projects are associated with the design of the next generation Fygir products. Tightly Integrated projects are related to integrating Fygir-developed technology with the Company's technology.

The Company estimates that the Significant New Features, New Technology, and Tightly Integrated projects were in the aggregate approximately 70%, 50%, and 60% complete, respectively, as of the date of acquisition. At the time of the Fygir valuation, the Company made projections regarding future revenues and investment for the Fygir solution. Although fiscal year 1999 sales and research and development expenditures were lower than anticipated, the Company maintains its original total revenue and investment projections. The anticipated remaining development project expenses are approximately $20.0 million.

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

Investment in Campus Pipeline, Inc.: Throughout 1999, the Company made a series of investments in Campus Pipeline, Inc., and, as of September 30, 1999, held an approximately 60% interest in the common stock of this affiliate, valued at $4.7 million. The Company has determined that its control of Campus Pipeline is temporary, and therefore has accounted for its investment using the equity method of accounting. There are convertible preferred shares outstanding that, if converted, would lower the Company's interest to less than 50%. Campus Pipeline is expected to integrate the Internet with the Company's higher education information systems, which provides 24-hour access to campus and Internet resources and allows students to enroll, register for classes, view grades, request transcripts and loan status, obtain reading lists, buy books, access e-mail, and participate in interactive chat sessions with their professors. The Company's proportionate share of the affiliate's losses for the year ended September 30, 1999 was $3.2 million. The Company expects that its investment will be reduced to zero in fiscal year 2000 as the Company continues to record its proportionate share of losses of the affiliate.

Income Taxes: The fiscal year 1999 provision for income taxes does not reflect the customary relationship between income before income taxes and tax expense principally due to not recording a tax benefit for losses related to the Company's foreign operations. Increased research and development expenditures in fiscal year 1999 resulted in an increased research and development tax credit, which expired June 30, 1999. The provision for income taxes for the year ended September 30, 1998 does not reflect the customary relationship between income before income taxes and tax expense principally due to the write-off of purchased research and development, which is not deductible for state income tax purposes. The rate was further affected by the expiration of the research and development tax credit as of June 30, 1998. Subsequent to the 1998 fiscal year end, the research and development tax credit was reinstated.

At September 30, 1999, the Company has $28.5 million net operating loss carryforwards in various states and $14.5 million of net operating loss carryforwards in foreign jurisdictions. The state carryforwards expire in various periods ending on or before September 30, 2014. The foreign tax losses can be indefinitely carried forward. At September 30, 1999 and 1998, the Company has valuation allowances of $3.7 million and $2.0 million, respectively, with respect to the deferred tax assets related to the state and foreign carryforwards. The Company's foreign subsidiaries must generate approximately $6.3 million in pretax earnings in order to realize the related net deferred tax asset. Management believes that it is more likely than not that the results of future operations of its foreign subsidiaries will generate sufficient taxable income to realize the Company's net deferred tax assets.

Cyclical Nature of Business: Certain non-seasonal factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, year 2000 issues, and general economic and political conditions. While the Company has historically generated a greater portion of license fees in total revenue in the last two fiscal quarters, the non-seasonal factors cited above may have a greater effect than seasonality on the Company's results of operations.

Liquidity, Capital Resources,
and Financial Position

The Company's cash and cash equivalents balance was $27.0 million and $18.9 million at September 30, 1999 and 1998, respectively. The short-term investments balance decreased to $4.1 million at September 30, 1999 from $59.4 million at September 30, 1998.

Cash provided by operating activities was $20.2 million for fiscal year 1999 compared with $28.5 million for fiscal year 1998. Operating cash flows have decreased as the result of decreases in income before charges for purchased research and development and depreciation and amortization in the year ended September 30, 1999 and increases in accounts receivable and other current assets balances. The increases in accounts receivable balances at September 30, 1999 compared to September 30, 1998 are primarily the result of the timing of billings on software licenses and increased revenues. The increase in other current assets is primarily the result of increases in prepaid tax balances.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone based. During the beginning of a typical outsourcing services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. In certain systems integration contracts, services are performed by the Company but cannot be billed until a milestone is attained. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As an outsourcing services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a systems integration services contract, although additional unbilled accounts receivable will continue to build based on the terms of the contracts. The remaining unbilled accounts receivable balance is comprised of software sales for which product has been shipped and revenue has been recognized but amounts have not been billed due to the contractual payment terms established. These unbilled balances are generally billed within one year.

The Company's working capital at September 30, 1999 was $134.6 million and at September 30, 1998 was $151.0 million.

Cash provided by investing activities was $9.6 million for fiscal year 1999 compared with cash used in investing activities of $119.3 million in fiscal year 1998. The Company's net proceeds from sales and maturities of available-for-sale investments of $54.1 million were offset by purchases of property and equipment and the investment in Campus Pipeline described above. The Company incurred fit-up and remodeling costs for two buildings on and near its Malvern campus and construction and fit-up costs for a new building adjacent to the Company's existing building in Columbia, SC. The Company's primary use of cash for investing activities in fiscal year 1998 was the purchase of available-for-sale investments from the proceeds of the bond offering during the first quarter of fiscal year 1998 and the aforementioned cash acquisition of Fygir.

Cash used in financing activities was $21.7 million for fiscal year 1999. Net proceeds from borrowings were offset by principal payments on short-term debt and consist primarily of activity in the Company's revolving credit facility. The primary use of cash in financing activities was the purchase of $22.0 million in treasury stock. During fiscal year 1998, cash provided by financing activities of $79.9 million was primarily the result of the net proceeds of the bond offering.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2001 with optional annual renewals. There were no borrowings outstanding under the credit facility at September 30, 1999 or 1998. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

In October 1998, the Company's Board of Directors authorized the repurchase of up to 3 million of its common shares. The Company repurchased 2.3 million of its common shares for $22.0 million. The Company's senior revolving credit agreement covenants were amended in October 1998 to allow the Company to repurchase capital stock not to exceed $35 million and 3 million shares before April 15, 1999. The Company is unable to repurchase additional shares of common stock without another amendment to its credit agreement.

The Company believes that its cash and cash equivalents, cash provided by operations, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 15, 1998 to shareholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations to number of shares and per share amounts have been restated.

On April 9, 1997, the Company called for redemption its outstanding 6 1/4% convertible subordinated debentures due September 1, 2003. The redemption date was May 9, 1997. During fiscal year 1997, 2.1 million shares were issued related to the conversion of all but $55,000 of the remaining convertible subordinated debentures, of which 1.8 million shares were issued on the redemption date. Had these converted shares been outstanding for the full year ended September 30, 1997, net income per common share for the year ended September 30, 1997 would have decreased by $.04 to $.72.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), was effective for periods ending after December 15, 1997. As a result, the Company changed the method used to compute income per share and restated all prior periods presented. Under the requirements of SFAS 128, net income per common share excludes the dilutive effect of both stock options and convertible debentures, and net income per share -- assuming dilution must include the dilutive effect of both stock options and convertible debentures even if the dilutive effect is immaterial.

Financial Risk Management: The Company invests its cash in a variety of financial instruments, including state and municipal securities, corporate debt securities, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Historically, the Company's investment income has not been material to the Company's financial results, and the Company does not expect that changes in interest rates will have a material impact on the results of operations. See Note B to the financial statements for additional information with respect to the investment portfolio.

The Company also has issued fixed-rate debt, which is convertible to Company stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the price of the underlying Company stock. For the year ended September 30, 1999, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -- assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -- assuming dilution would be reduced. See Note F to the financial statements for additional information with respect to the Company's long-term debt.

Although the Company conducts business internationally, most of its contracts are denominated in the U.S. dollar. The Company's primary international subsidiary's functional currency is the British pound. Foreign currency exposure is limited, as most financial assets and liabilities denominated in the foreign currency are short term in nature.

Contingencies: On November 22, 1999, the Court approved the settlement of the class action lawsuit filed on October 4, 1995, by John J. Wallace in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President, and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance & Administration, Treasurer, and Chief Financial Officer of the Company alleging violations of certain provisions of the federal securities laws. Under the terms of the settlement, the Company paid $750,000.

New Accounting Standards: On October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). In December 1998, AcSEC issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 97-2 introduces a framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. SOP 97-2 requires license fees to be allocated to the separate elements of multiple-element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. SOP 98-9, which is effective for fiscal years beginning after March 15, 1999, requires recognition of revenue on undelivered elements of a contract using the residual method, as defined in SOP 98-9. The adoption of SOP 97-2 did not, and the adoption of SOP 98-9 is not expected to, have a significant impact on the results of operations. However, the accounting profession continues to review certain provisions of SOP 97-2, with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse effect on the Company's business, results of operations, and/or financial condition.

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires disclosure of the components of total non-stockholder changes in equity as comprehensive income. This includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity.

Factors That May Affect Future Results and Market Price of Stock:
The matters discussed herein and elsewhere that are forward-looking statements, including statements concerning the Company's or management's forecasts, estimates, intentions, beliefs, anticipations, plans, expectations, or predictions for the future, are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The following discussion highlights some, but not all, of the risks and uncertainties that may have a material adverse effect on the Company's business, results of operations, and/or financial condition.

The Company's revenues and operating results can vary substantially from quarter to quarter based on a number of factors. Software sales revenues in any quarter are dependent on the execution of license agreements and shipment of product. The execution of license agreements is difficult to predict for a variety of reasons including the following: a significant portion of the Company's license agreements are typically signed in the last month of each quarter; the duration of the Company's sales cycle is relatively long; the size of transactions can vary widely; client projects may be postponed or cancelled due to changes in the client's management, budgetary constraints, or strategic priorities; and clients often exhibit a seasonal pattern of capital spending. The Company has historically generated a greater portion of license fees in total revenue in the last two fiscal quarters, although there is no assurance that this will continue.

Many potential clients are now focusing their efforts on remediating existing systems or implementing new systems to solve year 2000 issues. While the Company believes that such evaluations favorably impacted demand for its software products and services in fiscal years 1997 and 1998, such demand has diminished in fiscal year 1999 since services to remediate year 2000 issues must be completed in a timely manner and lead times required to complete systems implementations now preclude system replacement as a timely solution to the year 2000 issue. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the year 2000 issue on quarter-to-quarter revenue achievement is limited. Customers have been slowing down computer software purchases as they devote more time to preparing the testing of their systems for year 2000 readiness, rather than evaluating and implementing new systems.
It is difficult to predict when customer software purchases will return to normal levels.

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

The success of the Company's business is dependent upon certain key management, sales, and technical personnel. In addition, the Company believes that to succeed in the future it will be necessary to continue to attract, retain, and motivate additional talented and qualified management, sales, and technical personnel. Competition for hiring such personnel in the information technology industry is intense and demand for such employees has, to date, exceeded supply. The Company from time to time experiences difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate, and retain other skilled management, sales, and technical personnel. The loss of certain of its existing key personnel or the inability to attract and retain additional qualified employees in the future could have a material adverse effect on the Company's business, results of operations, and/or financial condition.

The application software industry is characterized by intense competition, rapid technological advances, changes in customer requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully and to continue to develop and market new products and enhancements cost-effectively, which will necessitate continued investment in research and development and sales and marketing. There can be no assurance that the Company's existing products will not be rendered obsolete or non-competitive by new industry standards or changing technology, that the Company will be able to develop and market new products successfully, or that the Company's new product offerings will be accepted by its markets. Furthermore, programs as complex as those offered by the Company may contain undetected errors or bugs when they are first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by third-party test sites, errors will not be found in new product offerings, with the possible result of unanticipated costs and delays in market acceptance of these products. In addition, new distribution methods, like electronic channels and opportunities presented by the Internet and electronic commerce, have removed many of the barriers to entry historically faced by small and start-up companies in the software industry. The Company expects to face increasing competition in the various markets in which it competes.

The Company has invested in and entered into a strategic alliance with Campus Pipeline. The Company expects to integrate its higher education information systems with the Campus Pipeline product to provide 24-hour access to campus and Internet resources and allow students to enroll, register for classes, view grades, request transcripts and loan status, obtain reading lists, buy books, access e-mail and participate in interactive chat sessions. While some of these features have been included in a product which has been released by Campus Pipeline, other features are scheduled for future releases. The success of this investment and alliance is dependent upon the ability of Campus Pipeline to meet development and implementation schedules for the product and enhance the product over time, the market acceptance of the Campus Pipeline product, and the Company's ability to integrate the Campus Pipeline product with the Company's products cost-effectively and on a timely basis.

Certain of the Company's contracts are subject to "fiscal funding" clauses, which provide that in the event of budgetary constraints, the client is entitled to reduce the level of services to be provided by the Company with a corresponding reduction in the fee to be paid by the client, or, in certain circumstances, to terminate the services altogether. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients of the Company representing a substantial portion of the Company's revenues were to invoke the fiscal funding provisions of their outsourcing services contracts, the Company's results of operations could be adversely affected.

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

The impact on the Company of emerging areas such as the Internet, on-line services, and electronic commerce is uncertain. There can be no assurance that the Company will be able to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for network protocols and other industry standards for the Internet are evolving rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and in other emerging areas.

The Company relies on a combination of copyright, trademark, trade secrets, confidentiality procedures, and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. There can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection to the Company. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect the Company's competitive position.

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

Year 2000: This section is a year 2000 readiness disclosure pursuant to the Year 2000 Information and Disclosure Act of 1998. In the past, many information technology systems were designed with two-digit year codes that did not recognize century fields. As a result, these technology systems may not function or may give incorrect results during the period surrounding the year 2000.

The Company's senior management sponsors a Company-wide year 2000 team to identify and resolve year 2000 issues associated with the Company's internal information technology (IT) systems, internal non-IT systems, material third-party relationships, and the products and services sold by the Company. The Company's year 2000 readiness program includes: corporate awareness, adoption of year 2000 standards, inventory, assessment, remediation, validation testing, and contingency planning.

The Company has identified its main internal IT systems, has completed remediation of needed year 2000 related modifications, and has substantially completed testing. The Company has completed the assessment of its internal non-IT systems and has also completed its evaluation of third-party relationships for year 2000 issues.

The Company has designed the most current versions of its products to be year 2000 ready. The Company is communicating with its clients regarding the status of the Company's products relating to year 2000. For products that were identified as needing updates to address year 2000 issues, the Company has completed the updates of these products, and has made the updates available to clients in 1998 and 1999. Some of the Company's clients are using product versions that the Company will not support for year 2000 issues; the Company has encouraged these clients to migrate to current product versions that are year 2000 ready. Also, in certain client outsourcing and services contracts, the Company is evaluating year 2000 issues for its clients' computing environments and implementing year 2000 related remediations. Some of this client remediation effort was completed in 1998 with the remainder of the client remediation effort completed throughout 1999.

The Company has developed contingency plans to deal with issues that may arise during the period surrounding the year 2000. The focus of this effort was to identify high-risk areas associated with mission-critical functions and then to develop appropriate contingency plans. The areas of planning include: expected increases in client upgrade and support activities, problems caused by client delays in implementing Company or third-party upgrades, possible disruptions in the Company's external support systems and internal systems, employee matters, and test exercises of contingency plan elements.

The Company has funded its year 2000 program from operating cash flows and has not separately accounted for these costs in the past. The Company has incurred and will continue to incur additional amounts related to the year 2000 program for administrative personnel to manage the project and for technical support for its products, services, and internal IT systems. The Company believes that the vast majority of these costs are not incremental to the Company but represent a reallocation of existing resources and does not believe that these costs have been material to the Company's financial position.

The Company believes that it has taken adequate actions in planning for the period surrounding the year 2000; however, there are no assurances that the Company will not experience serious unanticipated negative consequences that could be caused by: (i) undetected date issues in the Company's products, (ii) services provided by the Company in evaluating year 2000 issues for client outsourcing and services contracts, (iii) difficulties with internal IT systems, and (iv) failures or disruptions of external support systems. There can be no assurances that all year 2000 issues will be identified and remediated and it is possible that the Company may experience increased expenses in addressing these issues. The most reasonably likely worst-case scenarios would include: issues originating from clients who do not migrate to current product releases or who experience other year 2000 related problems, and issues originating from services provided by the Company in evaluating year 2000 issues for client outsourcing and services contracts. It is possible that any such issue could have a material adverse impact on the Company's operations and financial results. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial Risk Management: The Company invests its cash in a variety of financial instruments, including state and municipal securities, corporate debt securities, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Historically, the Company's investment income has not been material to the Company's financial results, and the Company does not expect that changes in interest rates will have a material impact on the results of operations. See Note B to the financial statements for additional information with respect to the investment portfolio.

The Company also has issued fixed-rate debt, which is convertible to Company stock at a pre-determined conversion price. Convertible debt has characteristics that give rise to both interest rate risk and market risk because the fair value of the convertible security is affected by both the current interest rate environment and the price of the underlying Company stock. For the year ended September 30, 1999, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -- assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -- assuming dilution would be reduced. See Note F to the financial statements for additional information with respect to the Company's long-term debt.

Although the Company conducts business internationally, most of its contracts are denominated in the U.S. dollar. The Company's primary international subsidiary's functional currency is the British pound. Foreign currency exposure is limited, as most financial assets and liabilities denominated in the foreign currency are short term in nature.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets

(in thousands, except per share amounts)                                                 September 30,
Assets                                                                             1999                  1998
Current Assets
  Cash and short-term investments                                              $  31,108              $  78,306
  Receivables, including $75,567 and $66,158 of
    earned revenues in excess of billings, net of
    allowance for doubtful accounts of $5,841 and $4,033                         148,967                130,457
  Prepaid expenses and other receivables                                          23,030                 13,861
                                                                               --------------------------------
Total Current Assets                                                             203,105                222,624

Property and Equipment--at cost, net of accumulated
  depreciation                                                                    69,049                 55,862
Capitalized Computer Software Costs, net of accumulated
  amortization of $20,545 and $15,337                                             22,097                 18,257
Cost in Excess of Fair Value of Net Assets Acquired, net of
  accumulated amortization of $5,301 and $3,522                                   17,772                 17,763
Other Assets and Deferred Charges                                                 23,029                 18,448
                                                                               --------------------------------
Total Assets                                                                   $ 335,052              $ 332,954
                                                                               --------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                             $  14,002              $  17,720
  Current portion of long-term debt                                                  652                  1,100
  Income taxes payable                                                             2,137                  1,444
  Accrued expenses                                                                36,412                 33,659
  Deferred revenue                                                                15,341                 17,684
                                                                               --------------------------------
Total Current Liabilities                                                         68,544                 71,607
                                                                               --------------------------------

Long-Term Debt, net of current portion                                            78,232                 78,425
                                                                               --------------------------------
Total Liabilities                                                                146,776                150,032
                                                                               --------------------------------

Stockholders' Equity
  Preferred stock, par value $.10 per share--authorized
    3,000 shares, none issued                                                         --                     --
  Common stock, par value $.01 per share--authorized
    100,000 shares, issued 36,734 and 36,275 shares                                  367                    363
  Capital in excess of par value                                                 110,230                102,302
  Retained earnings                                                              103,251                 83,952
  Accumulated other comprehensive loss                                               (51)                  (126)
                                                                               --------------------------------
                                                                                 213,797                186,491
Less:
  Held in treasury at cost, 4,642 and 2,302 common shares                        (24,911)                (2,959)
  Notes receivable from stockholders                                                (610)                  (610)
                                                                               --------------------------------
                                                                                 188,276                182,922
                                                                               --------------------------------
Total Liabilities and Stockholders' Equity                                     $ 335,052              $ 332,954
                                                                               --------------------------------

See notes to consolidated financial statements.

Consolidated Statements of Operations

(in thousands, except per share amounts)

                                                                           Year Ended September 30,
                                                               1999                1998                  1997
Revenues
  Outsourcing services                                      $135,062             $125,554             $ 97,677
  Software sales                                              78,840               97,844               76,948
  Maintenance and enhancements                                79,395               63,297               52,109
  Software services                                          171,261              111,559               62,694
  Other, primarily interest                                    1,653                5,414                  618
                                                            --------------------------------------------------
                                                             466,211              403,668              290,046
                                                            --------------------------------------------------
Expenses
  Cost of outsourcing services                               107,069              101,656               79,650
  Cost of software sales and maintenance
    and enhancements                                          84,833               69,792               46,879
  Cost of software services                                  119,904               81,488               51,627
  Selling, general, and administrative                       114,353               92,449               72,053
  Charge for purchased research and development                   --               16,063                   --
  Interest expense                                             4,636                3,988                1,220
                                                            --------------------------------------------------
                                                             430,795              365,436              251,429
                                                            --------------------------------------------------

Income before income taxes                                    35,416               38,232               38,617
Provision for income taxes                                    16,117               16,858               15,726
                                                            --------------------------------------------------
Net income                                                  $ 19,299             $ 21,374             $ 22,891
                                                            --------------------------------------------------

Net income per common share                                 $   0.59             $   0.64             $   0.76
Net income per share--assuming dilution                     $   0.58             $   0.59             $   0.69
Common shares and equivalents outstanding:
  Average common shares                                       32,494               33,532               29,996
  Average common shares--assuming dilution                    33,531               36,035               34,124


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)                                                                             Year Ended September 30,
                                                                                 1999                1998                1997
Operating Activities
Net income                                                                    $  19,299           $  21,374           $  22,891
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Charge for purchased research and development                                    --              16,063                  --
    Depreciation and amortization                                                26,064              16,927              12,808
    Provision for doubtful accounts                                               3,294               2,483               4,136
    Equity in losses of affiliate                                                 3,161                  --                  --
    Deferred tax (benefit)                                                         (181)             (4,586)             (1,051)
    Changes in operating assets and liabilities:
      (Increase) in receivables                                                 (21,806)            (31,303)            (27,518)
      Decrease (increase) in interest receivable                                  1,197              (1,199)                 --
      (Increase) decrease in other current assets,
        principally prepaid expenses                                             (9,164)             (4,856)              1,735
      (Decrease) increase in accounts payable                                    (3,879)              7,396               3,349
      Increase in income taxes payable                                            3,979               1,053               4,809
      Increase in accrued expenses                                                2,387               7,171              10,291
      (Decrease) increase in deferred revenue                                    (2,432)                742               3,711
    Changes in other operating assets and deferred charges                       (1,700)             (2,758)             (1,690)
                                                                              -------------------------------------------------
Net Cash Provided by Operating Activities                                        20,219              28,507              33,471
                                                                              -------------------------------------------------

Investing Activities
Purchase of property and equipment                                              (26,773)            (23,602)            (11,837)
Capitalized computer software costs                                              (9,048)             (8,015)             (7,507)
Purchase of investments available for sale                                       (9,324)           (156,689)                 --
Proceeds from the sale or maturity of investments
 available for sale                                                              63,431              99,206                  --
Purchase of subsidiaries, net of cash acquired                                     (842)            (30,219)                 --
Investment in affiliate                                                          (7,879)                 --                  --
                                                                              -------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                               9,565            (119,319)            (19,344)
                                                                              -------------------------------------------------

Financing Activities
Repayment of long-term debt and credit facility                                 (57,552)            (15,225)             (7,955)
Proceeds from borrowings, net of issuance costs                                  56,907              88,548               9,659
Repurchase of Company stock                                                     (21,952)                 --              (1,367)
Proceeds from exercise of stock options                                             901               6,622               3,042
                                                                              -------------------------------------------------
Net Cash (Used in) Provided by Financing Activities                             (21,696)             79,945               3,379
                                                                              -------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                  8,088             (10,867)             17,506
                                                                              -------------------------------------------------
Cash and Cash Equivalents at Beginning of Year                                   18,942              29,809              12,303
                                                                              -------------------------------------------------
Cash and Cash Equivalents at End of Year                                      $  27,030           $  18,942           $  29,809
                                                                              -------------------------------------------------
Supplemental Information
Noncash investing and financing activities:
  Purchase of subsidiaries--noncash portion                                   $   3,792                  --                  --
  Conversion of subordinated debentures into common stock                            --                  --           $  31,220

   See notes to consolidated financial statements

Consolidated Statements of Stockholders' Equity

(in thousands)
                                                                                    Accumulated                Notes         Total
                                                Common      Capital in                 Other                 Receivable      Stock-
                                                 Stock        Excess      Retained  Comprehensive  Treasury     from        holders'
                                               Par Value   of Par Value   Earnings  Income (Loss)   Stock    Stockholders   Equity
Balance at September 30, 1996                 $     304    $  60,376    $  39,687    $    (2)   $  (2,959)   $    (610)   $  96,796
Stock issued under stock option plans,
  including tax benefits, 870 shares                 10        3,233                                                          3,243
Stock repurchase and retirement,
  368 shares                                         (4)      (2,863)                                                        (2,867)
Conversion of 6 1/4% convertible
  subordinated debentures, 4,162 shares              42       30,314                                                         30,356
Comprehensive income
  Foreign currency translation adjustment                                                  6                                      6
  Net income, year ended September 30, 1997                                22,891                                            22,891
                                                                                                                           --------
Total comprehensive income                                                                                                   22,897
                                              -------------------------------------------------------------------------------------
Balance at September 30, 1997                       352       91,060       62,578          4       (2,959)        (610)     150,425
                                              -------------------------------------------------------------------------------------

Stock issued under stock option plans,
  including tax benefits, 1,129 shares               11       11,242                                                         11,253
Comprehensive income
  Foreign currency translation adjustment                                               (162)                                  (162)
  Unrealized gain on marketable securities                                                32                                     32
  Net income, year ended September 30, 1998                                21,374                                            21,374
                                                                                                                           --------
Total comprehensive income                                                                                                   21,244
                                              -------------------------------------------------------------------------------------
Balance at September 30, 1998                       363      102,302       83,952       (126)      (2,959)        (610)     182,922
                                              -------------------------------------------------------------------------------------

Stock issued under stock option plans,
  including tax benefits, 181 shares                  2        4,138                                                          4,140
Issuance of stock for acquisitions,
  278 shares                                          2        3,790                                                          3,792
Purchase of treasury stock, 2,340 shares                                                          (21,952)                  (21,952)
Comprehensive income
  Foreign currency translation adjustment                                                110                                    110
  Unrealized loss on marketable securities                                               (35)                                   (35)
  Net income, year ended September 30, 1999                                19,299                                            19,299
                                                                                                                           --------
Total comprehensive income                                                                                                $  19,374
                                              -------------------------------------------------------------------------------------
Balance at September 30, 1999                 $     367    $ 110,230    $ 103,251    $   (51)   $ (24,911)   $    (610)   $ 188,276
                                              -------------------------------------------------------------------------------------


See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

Note A -- Significant Accounting Policies

Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries (the "Company"). Intercompany items have been eliminated in consolidation. The Company accounts for its investment in an affiliated company, in which it has a 60% interest, under the equity method of accounting because control is temporary.

Nature of Operations: The Company develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology outsourcing services. In addition, the Company offers a series of related software services including systems implementation, systems integration, and maintenance and enhancements. The Company's markets are higher education, process manufacturing and distribution, energy and utilities, and government.

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

Revenue Recognition: During the first several years of a typical outsourcing services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As a contract proceeds, services are performed and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. All of the unbilled receivables at September 30, 1999 resulting from outsourcing services contracts will be billed within the normal twelve-month business cycle, although additional unbilled receivables will continue to build based on the terms of the contracts. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

Certain contracts provide for reimbursement of expenses, which are classified as a reduction of operating expenses in the accompanying financial statements.

Certain of the Company's outsourcing services contracts are subject to "fiscal funding" clauses, which provide that in the event of budgetary constraints, the client is entitled to reduce the level of services to be provided by the Company with a corresponding reduction in the fee to be paid by the client or, in certain circumstances, to terminate the services altogether. Revenues are recognized under such contracts only when the likelihood of cancellation is considered by the Company to be remote.

The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems, if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. For customer license agreements that meet these recognition criteria, the portion of the fees related to software licenses will generally be recognized in the current period, while the portion of the fees related to implementation and other professional services is recognized as such services are performed. The Company does not separately present the cost of maintenance and enhancements revenues because it is impracticable to separate such cost from the cost of software sales. The Company's policy is to charge interest on or discount unbilled software and services receivables not expected to be billed within one year, which were approximately $1,355 and $585 at September 30, 1999 and 1998, respectively. The Company classifies such receivables as current assets consistent with its business cycle.

The Company has "bundled" contracts, which combine either outsourcing services or other software services with software licenses. The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or, for products not being sold separately, the price established by management. Because licensing of the software is not dependent on continuation of the outsourcing services or other software services portions of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded as earned in the Company's consolidated statement of operations as outsourcing services or software services revenue.

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

Capitalized Computer Software Costs: The Company capitalizes direct and certain qualifying indirect costs associated with development of software for resale. Amortization of such capitalized costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Amortization begins when the product is available for general release to customers.

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

Income Per Share: Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was effective for periods ending after December 15, 1997. As a result, the Company changed the method used to compute income per share and restated all prior periods presented. Under the requirements of SFAS 128, net income per common share excludes the dilutive effect of both stock options and convertible debentures, and net income per share -- assuming dilution must include the dilutive effect of both stock options and convertible debentures even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of net income per common share and net income per share -- assuming dilution follows:

                                       1999           1998            1997
Numerator

Net income available to
  common stockholders,
  used for net income per
  common share                       $19,299         $21,374         $22,891

Effect of dilutive securities:
  6 1/4% convertible debentures           --              --             515
                                     ---------------------------------------

Net income available to
  common stockholders
  after assumed conversions          $19,299         $21,374         $23,406

Denominator

Denominator for net income
per common share--weighted-
average shares                        32,494          33,532          29,996

Effect of dilutive securities:
  Employee stock options               1,037           2,503           1,826
  6 1/4% convertible debentures           --              --           2,302
                                     ---------------------------------------

Dilutive potential common shares       1,037           2,503           4,128

Denominator for net income per
share--assuming dilution              33,531          36,035          34,124
                                     ---------------------------------------

Net income per common share          $  0.59         $  0.64         $  0.76

Net income per share
 --assuming dilution                 $  0.58         $  0.59         $  0.69

The Company has $74,750 of convertible debentures that were issued in October 1997 that, if converted, will add 2,834 additional shares to common shares outstanding. These debentures were antidilutive for fiscal years 1999 and 1998 and therefore are not included in the above denominators for net income per share--assuming dilution.

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

Covenants-Not-To-Compete: These amounts are amortized using the straight-line method over two to five years, their contractual lives, from their respective acquisition dates.

Foreign Currency Translation: The local currencies are the functional currencies of the Company's foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at current exchange rates and resulting translation adjustments are included as a separate component of stockholders' equity. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.

New Accounting Standards: On October 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). In December 1998, AcSEC issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 97-2 introduces a framework whereby revenue would be recognized for each element in a software licensing arrangement when certain criteria are met. SOP 97-2 requires license fees to be allocated to the separate elements of multiple-element arrangements based on "vendor-specific objective evidence of fair value" and provides guidance on postcontract customer support arrangements. SOP 98-9, which is effective for fiscal years beginning after March 15, 1999, requires recognition of revenue on undelivered elements of a contract using the residual method, as defined in SOP 98-9. The adoption of SOP 97-2 did not, and the adoption of SOP 98-9 is not expected to, have a significant impact on the results of operations.

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires disclosure of the components of total non-stockholder changes in equity as comprehensive income. This includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity.

Reclassifications: Certain prior year information has been reclassified to conform with current year presentation.

Note B -- Cash and Short-Term Investments
--------------------------------------------------------------------------------

At September 30, 1999, the Company has classified all securities held as available for sale. The available-for-sale portfolio, stated at fair value, is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments.

                                                        September 30,
                                                      1999       1998

Cash and cash equivalents                           $27,030     $18,942

Short-term investments, including accrued
  interest of $2 and $1,199 (amortized cost
  of $4,082 and $59,314), respectively                4,078      59,364
                                                    -------------------
Cash and short-term investments                     $31,108     $78,306
                                                    -------------------

                                                    Short-term investments
                                                       at September 30,
                                                      1999        1998
State and municipal securities                      $    --     $33,602

Corporate debt securities                             4,078      25,762
                                                    -------------------
                                                    $ 4,078     $59,364
                                                    -------------------

All securities held as available for sale at September 30, 1999 have contractual maturities of less than one year, and have a weighted-average contractual interest rate of 5.9%.

During the years ended September 30, 1999 and 1998, gross realized gains on sales of available-for-sale securities totaled $114 and $56, respectively.

Note C -- Acquisitions/Investment in Campus Pipeline, Inc.
--------------------------------------------------------------------------------

In August 1999, the Company acquired RSMART Learning Systems Corporation. The Company intends to embed RSMART functions into its SCT Aspire distributed learning software and integrate this functionality with other higher education applications. The purchase price was paid with 174 shares of the Company's stock valued at $2,219. The Company recorded goodwill of $546 related to the acquisition.

In May 1999, the Company acquired Advanced Planning Systems, Inc., which offers a demand planning product to the process manufacturing and distribution market, for total consideration of $2,226, comprised of 104 shares of Company stock valued at $1,573 and $653 cash. The Company recorded goodwill of $1,016 related to the acquisition.

In September 1998, the Company acquired all of the outstanding stock of Fygir Logistic Information Systems, B.V. (Fygir). Fygir is a leading provider of supply chain planning software to the process manufacturing and distribution market. The total cost of the acquisition was $35,374. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a charge to operations of $16,063 for in-process research and development at the time of the acquisition. Included in this amount were the fair values of Fygir products under development that had not reached technological feasibility at the time of the acquisition. In addition, the Company charged $874 to the cost of the acquisition for incremental costs including professional fees and other costs directly related to the acquisition. The cost in excess of fair value of net assets acquired is being amortized over 10 years. The purchase price was allocated as follows:

Net tangible assets acquired                              $ 1,272
Purchased software, including core technology               7,445
Purchased research and development (a)                     16,063
Cost in excess of fair value of assets acquired            10,594
                                                          -------
Total purchase price                                      $35,374
                                                          -------

(a) Purchased research and development, charged to expense at date of purchase, represents the estimated fair value of specifically identified projects under development that did not meet the applicable accounting criteria for capitalization

The pro forma effect of these acquisitions on operations is immaterial.

Throughout 1999, the Company made a series of investments in Campus Pipeline, Inc., a private company, and, as of September 30, 1999, held an approximately 60% interest in the common stock of this affiliate. There are convertible preferred shares outstanding that, if converted, would lower the Company's interest to less than 50%. The Company has determined that its control in the affiliate is temporary, and therefore has accounted for its investment using the equity method of accounting. The Company's proportionate share of the affiliate's losses for the year ended September 30, 1999 was $3,161, which is included in selling, general, and administrative expense in the Company's Consolidated Statement of Operations

Note D --  Property and Equipment
--------------------------------------------------------------------------------
                                                              September 30,
                                                            1999        1998

Land                                                     $  2,019    $  1,596

Building and building improvements                         28,209      23,091

Computer equipment and software                            44,263      35,784

Other equipment, furniture,
  fixtures, and leasehold improvements                     37,564      28,909
                                                         --------------------
                                                          112,055      89,380
Less accumulated depreciation                              43,006      33,518
                                                         --------------------
                                                         $ 69,049    $ 55,862
                                                         --------------------


Depreciation expense for the years ended September 30, 1999, 1998, and 1997 was $13,589, $8,303, and $6,349, respectively.

Note E --  Other Assets and Deferred Charges
--------------------------------------------------------------------------------

                                                              September 30,
                                                            1999        1998
Deferred costs and sales
  commissions related to outsourcing
  services contracts in progress (a) (b)                  $ 5,136     $ 5,180

Purchased software (b) (c)                                  9,585       8,398

Investment in Campus Pipeline, Inc.                         4,718          --

Deferred debt issuance expenses (b) (d)                     1,756       2,105

Deferred tax asset                                            305       1,540

Other                                                       1,529       1,225
                                                         --------------------
                                                          $23,029     $18,448
                                                         --------------------

(a) Amortized over the remaining term of the outsourcing service contract.
(b) Shown net of accumulated amortization.
(c) Includes software acquired as part of business acquisitions.
(d) Amortized over the term of the related debt.

Note F --  Long-Term Debt
--------------------------------------------------------------------------------
                                                              September 30,
                                                           1999         1998
5% convertible subordinated
  debentures, due 2004                                    $74,750     $74,750

Financing agreement                                         4,134       4,030

Other                                                          --         745
                                                          -------------------
Total Long-Term Debt                                       78,884      79,525
Less current portion                                          652       1,100
                                                          -------------------
Long-Term Debt, net of current portion                    $78,232     $78,425
                                                          -------------------

Aggregate annual maturities of long-term debt are as follows: 2000 - $652; 2001
- $712; 2002 - $2,770; and thereafter - $74,750.

In October 1997, the Company issued $65,000 of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. In November 1997, pursuant to an underwriters' option, the Company issued an additional $9,750 of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000 at prices from 102.5% of the par decreasing to par on October 15, 2003. The fair value of the convertible subordinated debentures at September 30, 1999 was approximately $58,492. The Company has 2,834 shares reserved for issuance related to these debentures.

The Company has a $30,000 senior revolving credit agreement, which terminates in June 2001 with optional annual renewals. There were no borrowings outstanding at September 30, 1999 or 1998. During the fiscal year ended September 30, 1999, the Company borrowed and repaid $56,297 under the agreement. The interest rate under the agreement is based on one of three formulae -- one tied to the prime rate of the lender, one at a rate offered by the bank, and another tied to the London Inter-bank Offered Rate (LIBOR). The weighted-average interest rate on borrowings outstanding during 1999 was 5.35%. The commitment fee on the unused funds available for borrowing under the agreement is 5/16%. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender. In October 1998, the agreement covenants were amended to allow the Company to repurchase capital stock not to exceed $35,000 and 3,000 shares before April 15, 1999.

In August 1997, the Company entered into a $4,275 financing agreement in connection with an outsourcing services contract. At September 30, 1999, the Company had $4,134 drawn on the agreement.

Interest paid on the convertible subordinated debentures and the revolving credit agreement during the years ended September 30, 1999, 1998, and 1997 was $2,288, $1,893, and $904, respectively.

Note G -- Benefit Plans
--------------------------------------------------------------------------------

Stock Option Plans: The Company has stock option plans for the benefit of its key employees and non-employee directors that provide for the grant of options to purchase the Company's common stock at an exercise price per share equal to the closing price of the Company's common stock on the grant date.

The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At the Company's Annual Meeting of Shareholders on February 24, 1998, an amendment to the Plan was passed increasing the number of shares of common stock reserved for issuance by 2,000. At September 30, 1999 only stock options have been issued pursuant to the plan.

There were 1,270 shares of common stock reserved for future grants under the stock option plans at September 30, 1999. The outstanding stock options expire on various dates through 2009. Options granted to employees generally have 10-year terms and vest and become fully exercisable at the end of three years of continued employment. There are 1,540 options granted to senior management that have 10-year terms and vest and become exercisable in five years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 1999, 960 of these options were exercisable. There are 828 options granted to senior management that have 10-year terms and vest and become exercisable in three years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 1999, 102 of these options were exercisable. In addition, 260 options granted to non-employee directors, of which 132 are exercisable at September 30, 1999, have 10-year terms and vest and become exercisable ratably over five years.

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
                                               Year Ended September 30,
                                        1999           1998           1997
As Reported:

Net income                           $ 19,299       $ 21,374       $ 22,891
Net income per common share              0.59           0.64           0.76
Net income per share
 --assuming dilution                     0.58           0.59           0.69

Pro Forma:

Net income                           $ 15,901       $ 18,938       $ 22,462
Net income per common share              0.49           0.56           0.75
Net income per share
 --assuming dilution                     0.47           0.53           0.67

Because the method of accounting under SFAS 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 4.9%, 5.7%, and 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 53.1%, 50.8%, and 47.1%; and a weighted-average expected life of the option of four years.

A summary of the Company's stock option activity and related information for the years ended September 30 follow:

                                           1999                       1998                      1997

                                         Weighted-                  Weighted-                 Weighted-
                                          Average                    Average                   Average
                                          Exercise                  Exercise                  Exercise
                           Shares          Price      Shares         Price      Shares          Price
Outstanding at
  beginning of year        4,635        $   12.18     4,582        $    7.57     5,200        $   6.91
Granted                      946            14.60     1,341            22.58       548            7.32
Exercised                   (181)            5.01    (1,129)            5.88      (870)           3.51
Cancelled                   (165)           17.83      (159)           11.78      (296)           7.99
Outstanding
  at end of year           5,235        $   12.73     4,635        $   12.18     4,582        $   7.57

Options exercisable
  at year end              2,769        $    9.68     2,319        $    7.64     1,940        $   5.19

Weighted-average
  fair value of
  options granted
  during the year                       $    6.75                  $   10.27                  $   3.20

The following table summarizes information about stock options outstanding and exercisable at September 30, 1999:

                                             Outstanding              Exercisable
                                       -----------------------  -----------------------
                                        Weighted-
                                         Average     Weighted-               Weighted-
                                        Remaining     Average                 Average
   Range of                             Contractual   Exercise                Exercise
 Exercise Prices          Shares        Life (yrs.)    Price    Shares         Price

$ 1.47 -   $ 9.69          2,632           3.17       $ 7.72    2,207          $ 7.67
  9.88 -    21.88          1,963           7.22        16.11      350           14.29
 22.88 -    28.53            640           8.14        22.96      212           22.94
$ 1.47 -   $28.53          5,235           5.30       $12.73    2,769          $ 9.68

Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan (ESOP) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (ESOT) to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 1999 there were 1,924 shares held by the ESOT.

Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 1999, there were 160 restricted shares sold but not exchanged for unrestricted shares.

Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees, whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses under this plan for the years ended September 30, 1999, 1998, and 1997 were $4,279, $3,342, and $2,253, respectively.

Note H -- Income Taxes
--------------------------------------------------------------------------------

The components of the provision for income taxes are as follows:

                                           Year Ended September 30,
                                       1999         1998        1997
Current:
  Federal                            $11,533     $16,128      $13,090
  State                                4,765       5,316        3,687
                                     --------------------------------
Total Current                         16,298      21,444       16,777
                                     --------------------------------
Deferred Benefit                        (181)     (4,586)      (1,051)
                                     --------------------------------
                                     $16,117     $16,858      $15,726
                                     --------------------------------

   A reconciliation of the provision for income taxes to the federal statutory rate follows:
                                               Year Ended September 30,
                                           1999        1998          1997

Expected federal tax rate                 35.0%        35.0%        35.0%

Adjustments due to:
  Effect of state income tax               7.3%         9.5%         7.4%
  Foreign net operating
    loss not benefited                     4.9%         1.1%          --
  Research and development
    tax credit                            (4.3)%       (2.7)%       (3.1)%
  Other                                    2.6%         1.2%         1.4%
                                         --------------------------------
                                          45.5%        44.1%        40.7%
                                         --------------------------------

The fiscal year 1999 provision for income taxes does not reflect the customary relationship between income before income taxes and tax expense principally due to not recording a tax benefit for losses related to the Company's foreign operations. Increased research and development expenditures in fiscal year 1999 resulted in an increased research and development tax credit, which expired June 30, 1999.

The fiscal year 1998 provision for income taxes does not reflect the customary relationship between income before income taxes and tax expense principally due to the write-off of purchased research and development, which is not deductible for state income tax purposes. The rate was further affected by the expiration of the research and development tax credit as of June 30, 1998. Subsequent to the 1998 fiscal year end, the research and development tax credit was reinstated.

At September 30, 1999, the Company has $28,488 net operating loss carryforwards in various states and $14,492 of net operating loss carryforwards in foreign jurisdictions. The state carryforwards expire in various periods ending on or before September 30, 2014. The foreign tax losses can be indefinitely carried forward. At September 30, 1999 and 1998, the Company has valuation allowances of $3,700 and $1,985, respectively, with respect to the deferred tax assets related to the state and foreign carryforwards.

Income taxes paid during fiscal years ended September 30, 1999, 1998, and 1997, were $15,060, $15,716, and $6,500, respectively.

The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows:

                                                   Year Ended September 30,
                                                      1999        1998
Deferred Tax Assets:
  Purchased research
    and development                                 $ 6,772     $ 7,364
  Accrued expenses and reserves                       4,570       3,808
  Tax credits & loss carryforwards,
    net of valuation allowance                        2,695       2,630
  Purchased software                                    688         521
  Equity in losses of
    Campus Pipeline, Inc.                             1,264          --
                                                    -------------------
Total Deferred Tax Assets                            15,989      14,323
                                                    -------------------

Deferred Tax Liabilities:
  Depreciation and amortization                      (1,720)     (1,238)
  Unbilled accounts receivable                       (3,601)     (2,651)
  Software capitalization                            (7,928)     (6,354)
  Prepaids and other
    accelerated expenses                             (2,435)     (2,540)
                                                    -------------------
Total Deferred Tax Liabilities                      (15,684)    (12,783)
                                                    -------------------
Net Deferred Tax Asset                              $   305     $ 1,540
                                                    -------------------

Note I -- Business Segments
--------------------------------------------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), in fiscal year 1999. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer of the Company.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business develops and markets industry-specific products and services. The Company restructured its business segments as of July 1, 1999 and has presented prior years' segment profit and loss information to conform to its revised segment reporting. Segment asset information for prior years is not readily available on this basis and has not been presented.

The Company has four reportable segments: Global Education Solutions; Global Government Solutions; Global Manufacturing & Distribution Solutions; and Global Energy, Utilities & Communications Solutions. The Global Education Solutions segment provides information technology services and application software to higher education institutions. The Company targets English-speaking institutions of higher education with enrollments greater than two thousand students for its software and services. The Company's Global Government Solutions targets local government entities with administrative application software and services. Global Energy, Utilities & Communications Solutions provides administrative application software and services to the utility market. The Company's target market includes water, gas, and electric utilities that range from mid-size municipalities to investor-owned utilities serving millions of customers. Global Manufacturing & Distribution Solutions markets a suite of supply chain management software solutions and services for process manufacturers and distributors. The Company targets process manufacturers and distributors that have over $100 million in annual revenue.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income, and interest expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The measurement of segment profit and loss includes revenues and expenses incurred by the Company's foreign subsidiaries; however, the assets and liabilities of the foreign subsidiaries are not included in the segments' assets. Foreign assets are included in the "All Other" column. Inter-segment sales and transfers are primarily recorded at cost plus a markup that approximates current market prices.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate related items, elimination of inter-segment transactions, intangibles and related amortization of assets purchased in business acquisitions, and results of non-reportable segments whose products and services serve different markets than the reportable segments. Interest income is not included in the segment disclosures below.

                                                                       Global    Global Energy,
                                          Global        Global     Manufacturing   Utilities &
                                         Education    Government  & Distribution Communications
Year Ended September 30, 1999            Solutions     Solutions     Solutions     Solutions      All Other       Total
Software sales, maintenance and
  enhancements, and software
  services revenue                       $ 147,546     $  22,232     $  67,329     $  79,588     $  12,801     $ 329,496
Outsourcing services revenue                41,656        61,541         7,181        16,817         7,867       135,062
                                         -------------------------------------------------------------------------------
Revenues from external customers           189,202        83,773        74,510        96,405        20,668       464,558
Intersegment revenues                        1,483           195           105         2,363        (4,146)           --
Segment profit (loss) *                     42,214          (121)       (3,447)       (1,495)       (1,735)       35,416

Amortization of capitalized software         1,884           652         1,814           858            --         5,208
Research and development expenditures       20,718         4,040        10,588        14,628         3,987        53,961
Segment assets                             237,704        37,286         5,766        30,437        23,859       335,052

Year Ended September 30, 1998

Software sales, maintenance and
  enhancements, and software
  services revenue                       $ 123,506     $  20,622     $  55,535     $  69,436     $   3,601     $ 272,700
Outsourcing services revenue                38,121        54,913         6,814        13,431        12,275       125,554
                                         -------------------------------------------------------------------------------
Revenues from external customers           161,627        75,535        62,349        82,867        15,876       398,254
Intersegment revenues                          250           974           210         2,421        (3,855)           --
Segment profit (loss) **                    43,826         6,581       (16,916)        5,289          (548)       38,232
Amortization of capitalized software         1,272           468         1,652         1,532            --         4,924
Research and development expenditures       17,061         4,403         7,087         7,982         2,670        39,203

Year Ended September 30, 1997

Software sales, maintenance and
  enhancements, and software
  services revenue                       $  94,008     $  16,990     $  31,172     $  49,514     $      67     $ 191,751
Outsourcing services revenue                35,833        45,761         1,719        10,727         3,637        97,677
                                         -------------------------------------------------------------------------------
Revenues from external customers           129,841        62,751        32,891        60,241         3,704       289,428
Intersegment revenues                          377           197            57           786        (1,417)           --
Segment profit (loss)                       35,121         4,809           227         1,110        (2,650)       38,617
Amortization of capitalized software           582           367         1,014           887            --         2,850
Research and development expenditures       11,459         1,063         7,526         5,389           504        25,941

* The "All Other" column includes a $3,161 loss from investment in affiliate accounted for under the equity method of accounting.
** The "Global Manufacturing & Distribution Solutions" column includes a pre-tax charge of $16,063 for purchased research and development in the year ended September 30, 1998. Results without the charge for purchased research and development would have resulted in a segment loss of $853.

The following table presents segment assets for the years ended September 30, 1999, 1998, and 1997 before the July 1, 1999 segment reorganization.

                                              Year Ended September 30,
                                           1999       1998         1997
Segment Assets
Services                                $ 83,456    $ 89,858     $ 58,578
Software                                 227,737     220,068      152,924
Other                                     23,859      23,028       (1,798)
                                        ---------------------------------
Total                                   $335,052    $332,954     $209,704
                                        ---------------------------------

The following table presents revenues by country based on the location of the customer, and property by country based on location of the asset.

                                              September 30,
                         1999                     1998                  1997

                      Long-Lived               Long-Lived            Long-Lived
           Revenues     Assets     Revenues      Assets    Revenues     Assets
United
States     $416,153    $111,045    $365,610    $ 90,404    $255,951    $ 69,320
Other
Countries    48,405      20,902      32,644      19,926      33,477       1,559

           --------------------------------------------------------------------
Total      $464,558    $131,947    $398,254    $110,330    $289,428    $ 70,879
           --------------------------------------------------------------------

Note J -- Product Development, Commitments, and Other Items
--------------------------------------------------------------------------------

Product development expenditures, including software maintenance expenditures, for the years ended September 30, 1999, 1998, and 1997, were approximately $53,961, $39,203, and $25,941, respectively. After capitalization (Note A) these amounts were approximately $44,913, $31,188, and $18,434, respectively, and were charged to operations as incurred. For the same years, amortization of capitalized software costs (not included in expenditures above) amounted to $5,208, $4,924, and $2,850, respectively.

Rent expense for the years ended September 30, 1999, 1998, and 1997 was $7,410, $4,211, and $3,425, respectively. Aggregate rentals payable under significant non-cancellable lease agreements with initial terms of one year or more at September 30, 1999, are as follows:

                    Fiscal year            Amount
                       2000               $ 6,990
                       2001                 6,652
                       2002                 6,289
                       2003                 5,239
                       2004                 4,248
                    Thereafter             16,011
                                          -------
                                          $45,429
                                          -------

Under the terms of the purchase agreement with Adage Systems International, Inc. (Adage), the Company may be required to pay additional consideration in either additional shares (up to 3,000 shares) of common stock or a combination of additional shares of common stock and cash, in the event that the market price of the common stock approximately five years after the closing is lower than the base price. The base price may not be lower than $7.50 or higher than $25, and will be determined pursuant to a formula tied to the pre-tax profits of Adage during the five-year period commencing October 1, 1995. Certain future payments would result in an adjustment to the purchase price.

In October 1998, the Company's Board of Directors authorized the repurchase of up to 3,000 of its common shares. During the year ended September 30, 1999, the Company repurchased 2,340 of its common shares for $21,952. The Company's senior revolving credit agreement covenants were amended in October 1998 to allow the Company to repurchase capital stock not to exceed $35,000 and 3,000 shares before April 15, 1999. The Company is unable to repurchase additional shares of common stock without another amendment to its credit agreement.

Note K -- Legal Matters
--------------------------------------------------------------------------------

On November 22, 1999, the Court approved the settlement of the class action lawsuit filed on October 4, 1995, by John J. Wallace in the United States District Court for the Eastern District of Pennsylvania against the Company; Michael J. Emmi, Chairman of the Board, President, and Chief Executive Officer of the Company; Michael D. Chamberlain, Senior Vice President and a director of the Company; and Eric Haskell, Senior Vice President, Finance & Administration, Treasurer, and Chief Financial Officer of the Company alleging violations of certain provisions of the federal securities laws. Under the terms of the settlement, the Company paid $750.

Note L -- Quarterly Results of Operations (Unaudited)
--------------------------------------------------------------------------------

The following is a summary of the quarterly results of operations for the years ended September 30, 1999 and 1998:

Three Months Ended                       December 31,            March 31,            June 30,            September 30,

                                      1998        1997       1999       1998      1999       1998        1999       1998*
Revenues                           $ 109,769  $  87,281  $ 117,078  $  96,084  $ 120,245  $ 105,040  $ 119,119  $ 115,263
Gross profits                         34,422     31,712     36,844     34,173     40,560     37,682     40,926     41,751
Income (loss) before income taxes      7,444     10,926      7,585     12,322     11,886     15,991      8,501     (1,007)
Provision for income taxes             2,978      4,481      3,413      5,021      5,444      6,554      4,282        802
Net income (loss)                  $   4,466  $   6,445  $   4,172  $   7,301  $   6,442  $   9,437  $   4,219  $  (1,809)

Net income (loss)
  per common share                 $    0.14  $    0.19  $    0.13  $    0.22  $    0.20  $    0.28  $    0.13   $  (0.05)

Net income (loss) per share
--assuming dilution                $    0.13  $    0.18  $    0.13  $    0.20  $    0.20  $    0.26  $    0.13   $  (0.05)

*  Includes a charge of $16,063 for purchased research and development.

Certain quarterly information has been reclassified to conform to the September 30, 1999 classification.

Report of Independent Auditors

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 25, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 25, 2000 and is incorporated herein by reference. Also, see the information under the heading "Executive Officers of SCT" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 25, 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 25, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 25, 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedule and Exhibits.

         (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:


                  Consolidated Balance Sheets--September 30, 1999 and 1998

                  Consolidated Statements of Operations--Years Ended September 30, 1999, 1998, and 1997

                  Consolidated Statements of Cash Flows--Years Ended September 30, 1999, 1998, and 1997

                  Consolidated Statements of Stockholders' Equity--Years Ended September 30, 1999, 1998, and 1997


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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

For the Three Years in the Period Ended September 30, 1999

                      COLUMN A                       COLUMN B                    COLUMN C              COLUMN D         COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                      --------------------------
                                                                      Charged to     Charged to
                     Description                   Balance at         Costs and    Other Accounts     Deductions        Balance at
                                               Beginning of Period     Expenses       -Describe       -Describe       End of Period
-----------------------------------------------------------------------------------------------------------------------------------

For the year ended September 30, 1999
        Reserves and allowances deducted from
        other assets and deferred charges:
        Reserves for non-interest bearing
        loans to employees
              Short-term                            $   56,000                                                          $   56,000
              Long-term                                   --                                                                   --

        Allowance for doubtful accounts              4,033,000       $3,294,000                       $ 1,486,000 (1)    5,841,000


                                                    ----------       ----------       ----------       ----------       ----------
                    Total                           $4,089,000       $3,294,000       $     --         $1,486,000       $5,897,000

For the year ended September 30, 1998
        Reserves and allowances deducted from
        other assets and deferred charges:
        Reserves for non-interest bearing
        loans to employees
              Short-term                            $   56,000                                                          $   56,000
              Long-term                                   --                                                                   --

        Allowance for doubtful accounts              4,098,000       $2,483,000                       $ 2,548,000 (1)    4,033,000


                                                    ----------       ----------       ----------       ----------       ----------
                    Total                           $4,154,000       $2,483,000       $     --         $2,548,000       $4,089,000

For the year ended September 30, 1997:
        Reserves and allowances deducted from
        other assets and deferred charges:
        Reserves for non-interest bearing
        loans to employees
              Short-term                            $   56,000                                                          $   56,000
              Long-term                                   --                                                                   --

        Allowance for doubtful accounts              1,590,000       $4,136,000                       $ 1,628,000 (1)    4,098,000


                                                    ----------       ----------       ----------       ----------       ----------
                    Total                           $1,646,000       $4,136,000       $     --         $1,628,000       $4,154,000

(1)  Uncollectible accounts written-off during the year

         (3) Exhibits (not included in the copies of the Form 10-K sent to stockholders).

          No.                              Exhibit
          ---                              -------

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

          2.2 Stock Purchase Agreement dated as of September 1, 1998 among SCT Holdings Corporation, Fygir Logistic Information Systems BV, Meunier BV, L.A.D. Holding BV, Egon de Waart Resource Management BV, Cyberfocus BV, Dupoirier Holding BV, Pieter Leijten and Jurriaan van der Lingen (Exhibit 2.1 to the Registrant's Form 8-K dated September 1, 1998) (1)

          2.3 Assignment and Assumption Agreement dated as of September 1, 1998 between SCT Holdings Corporation and Systems & Computer Technology International B.V. (Exhibit 2.2 to the Registrant's Form 8-K dated September 1, 1998) (1)

          3.1 Certificate of Amendment and Restated Certificate of Incorporation (Exhibit 3 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998) (1)

          3.2 Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) (1)

          3.3 Amendment to Bylaws adopted March 18, 1999 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 1999) (1)

          4.1 Form of Indenture under which the Registrant's 5% Convertible Subordinated Debentures due 2004 are issued (Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 1997) (1)

          4.2 Rights Agreement, dated as of April 13, 1999, between Systems & Computer Technology Corporation and ChaseMellon Shareholder Services L.L.C., including Terms of Series A Participating Preferred Stock, which is attached as Exhibit A and Form of Right Certificate, which is attached as Exhibit B to the Rights Agreement (Exhibit 4.1 to the Registrant's Form 8-K dated March 18, 1999) (1)

----------------------------------
(1) Incorporated by reference

          10.1 Oracle Alliance Agreement dated as of May 31, 1998 between Oracle Corporation and the Registrant (Exhibit 10 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998) (1)

          10.2 Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) (1)

          10.3 Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) (1)

          10.4 Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (Exhibit
                        10.12 to the Registrant's Form 10-K for the fiscal year ended September 30, 1996) (1)

          10.5 Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit
                        10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) (1)

          10.6 Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) (1)

          10.7 Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) (1)

          10.8 Fourth Amendment and Modification to Credit Agreement dated as of May 6, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended September 30, 1998) (1)

          10.9 Fifth Amendment and Modification to Credit Agreement dated as of October 16, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended September 30, 1998) (1)

          10.10 Sixth Amendment and Modification to Credit Agreement dated as of August 30, 1999 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (2)

          10.11 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as amended through November 18, 1997 (Exhibit 10 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998) (1,3)

          10.12 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) (1,3)

          10.13 Amendment One to the Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended December 31, 1998) (1,3)

          10.14 Form of Severance Agreement dated as of April 21, 1999 by and between the Registrant and certain executive officers and management of the Registrant (2,3)

          21            Subsidiaries of the Registrant. (2)

          23            Consent of Ernst & Young LLP. (2)

          27            Restated Financial Data Schedule. (2)


         SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT's reasonable expenses in furnishing such exhibit.

(b) Reports on Form 8-K.

         The registrant did not file any current reports on Form 8-K during the period from July 1, 1999 through September 30, 1999.
----------------------
(2) Filed with this Annual Report on Form 10-K
(3) Compensatory Plan, Contract or Arrangement

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


Date:  December ___, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                                Date
---------------------------   -------------------------------         ------------------
/s/ Michael J. Emmi           Chairman of the Board,                  December 28, 1999
---------------------------   President, and Chief
    Michael J. Emmi           Executive Officer; Director
                              (Principal Executive Officer)



/s/ Michael D. Chamberlain    Director                                December 28, 1999
---------------------------
    Michael D. Chamberlain



/s/ Allen R. Freedman         Director                                December 28, 1999
---------------------------
    Allen R. Freedman



/s/ Thomas I. Unterberg       Director                                December 28, 1999
---------------------------
    Thomas I. Unterberg


/s/ Gabriel A. Battista       Director                                December 28, 1999
---------------------------
    Gabriel A. Battista



/s/ Eric Haskell              Senior Vice President, Finance          December 28, 1999
---------------------------   & Administration, Treasurer,
Eric Haskell                  and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)


                    SYSTEMS & COMPUTER TECHNOLOGY CORPORATION


                        Index of Exhibits Filed Herewith



Exhibit No.                            Exhibit                                      Page
-----------                            -------                                      ----

     10.10 Sixth Amendment and Modification to Credit Agreement dated as of August 30, 1999 among Systems & Computer Technology
                  Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A

     10.14 Form of Severance Agreement dated as of April 21, 1999 by and between the Registrant and certain executive officers and management of the Registrant

     21           Subsidiaries of the Registrant

     23           Consent of Ernst & Young LLP

     27           Restated Financial Data Schedule