Form 10-Q
period 1999-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2000-02-11
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 or

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.


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


Registrant's telephone number, including area code: (610)647-5930



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

32,227,540 Common shares, $.01 par value, as of February 4, 2000





               Page 1 of 19 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 1999 and September 30, 1999

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               December 31,   September 30,
                                                  1999            1999
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 11,275        $ 27,030
   Short-term investments, including
      accrued interest of $46 and $2               7,541           4,078
   Receivables, including $64,516
      and $75,567 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $6,419 and $5,841                       147,140         148,967
   Prepaid expenses and other receivables         26,916          23,030
                                                --------        --------
              TOTAL CURRENT ASSETS               192,872         203,105

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    66,957          69,049

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                22,252          22,097

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   17,317          17,772

OTHER ASSETS AND DEFERRED CHARGES                 19,316          23,029
                                                --------        --------
TOTAL ASSETS                                    $318,714        $335,052
                                                ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               December 31,   September 30,
                                                 1999            1999
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  7,620        $ 14,002
   Current portion of long-term debt               4,397             652
   Income taxes payable                              799           2,137
   Accrued expenses                               29,752          36,412
   Deferred revenue                               15,642          15,341
                                                --------        --------
              TOTAL CURRENT LIABILITIES           58,210          68,544

LONG-TERM DEBT, less current portion              78,061          78,232

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      36,841 and 36,734 shares                       368             367
   Capital in excess of par value                110,890         110,230
   Retained earnings                              97,044         103,251
   Accumulated other comprehensive loss             (338)            (51)
                                                --------        --------
                                                 207,964         213,797
Less
   Held in treasury, 4,642 common
      shares--at cost                            (24,911)        (24,911)
   Notes receivable from stockholders               (610)           (610)
                                                --------        --------
                                                 182,443         188,276
                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $318,714        $335,052
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                               For the Three Months Ended
                                                       December 31,
                                                   1999            1998

Revenues:
 Outsourcing services                           $ 32,142        $ 33,512
 Software sales                                    4,926          21,469
 Maintenance and enhancements                     21,320          17,785
 Software services                                37,986          36,430
 Other, primarily interest                           305             573
                                                --------         -------
                                                  96,679         109,769

Expenses:
 Cost of outsourcing services                     25,994          26,595
 Cost of software sales and
    maintenance and enhancements                  19,849          20,140
 Cost of software services                        28,206          28,039
 Selling, general and administrative              27,785          26,406
 Equity in losses of affiliates                    2,541              --
 Restructuring charges                             1,000              --
 Interest expense                                  1,156           1,145
                                                --------         -------
                                                 106,531         102,325

Income (loss) before income taxes                 (9,852)          7,444

Provision (benefit) for income taxes              (3,645)          2,978
                                                --------         -------

Net income (loss)                                $(6,207)          4,466
                                                ========         =======


Net income (loss) per common share                $(0.19)         $ 0.14
Net income (loss) per share - assuming dilution   $(0.19)         $ 0.13
Common shares and equivalents outstanding:
   Average common shares                          32,137          33,024
   Average common shares - assuming dilution      32,137          34,616





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                For the Three Months Ended
                                                       December 31,
                                                   1999            1998
OPERATING ACTIVITIES
Net income                                      $ (6,207)       $  4,466
Adjustments to reconcile net income to
   net cash (used in) operating activities:
   Depreciation and amortization                   6,528           6,005
   Equity in losses of affiliate                   2,541              --
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables           1,008         (11,173)
      (Increase) in other current assets          (3,886)         (5,715)
      (Decrease) in accounts payable              (6,382)         (4,496)
      (Decrease) increase in income
         taxes payable                            (1,338)            156
      (Decrease) in accrued expenses              (6,660)         (3,543)
      Increase in deferred revenue                   301           1,977
      Other, net                                     540            (110)
                                                ---------        --------
NET CASH (USED IN) OPERATING ACTIVITIES          (13,555)        (12,433)

INVESTING ACTIVITIES
Purchase of property and equipment                (1,512)         (8,114)
Capitalized computer software costs               (1,433)         (1,973)
Purchase of investments available for sale        (4,179)             --
Proceeds from sale or maturity of
   investments available for sale                    754          19,161
Investment in Campus Pipeline, Inc.                   --          (2,800)
                                                ---------       ---------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                           (6,370)          6,274

FINANCING ACTIVITIES
Repayment of borrowings                          (10,026)         (7,697)
Proceeds from borrowings, net of
   issuance costs                                 13,600          16,892
Repurchase of Company stock                           --         (10,343)
Proceeds from exercise of stock options              596             299
                                                ---------       ---------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                            4,170            (849)

(DECREASE)IN CASH & CASH EQUIVALENTS             (15,755)         (7,008)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD       27,030          18,942
                                                ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 11,275        $ 11,934
                                                =========       =========




See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (except for the fiscal year 2000 restructuring charge, consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


NOTE B--RECLASSIFICATION

Certain prior-year information has been reclassified to conform with the December 31, 1999 classification.


NOTE C--CASH AND SHORT-TERM INVESTMENTS

Cash Equivalents: Cash equivalents are short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Short-term investments consist of corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase. At December 31, 1999, the Company has classified all securities as available for sale. The available-for-sale portfolio, stated at fair value, is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments.

All securities held as available for sale at December 31, 1999 and September 30, 1999 have contractual maturities of less than one year.


NOTE D--INVESTMENT IN CAMPUS PIPELINE, INC.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc., and, as of December 31, 1999, held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of $2.2 million. The Company has determined that its control of Campus Pipeline is temporary as there are convertible preferred shares outstanding that, if converted, would lower the Company's interest to approximately 46%.
Therefore the Company has accounted for its investment using the equity method of accounting. The Company's proportionate share of the affiliate's losses for the three months ended December 31, 1999 was $2.5 million.

NOTE E--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of net income (loss) per common share and net income (loss) per share - assuming dilution follows:

                                              For the Three Months Ended
                                                       December 31,
                                                  1999            1998
Numerator:
    Net income (loss) available to common
       stockholders, used for net income
       (loss) per common share                   $(6,207)        $ 4,466

    Effect of dilutive securities:                    --              --

     Net income (loss) available to common
       stockholders after assumed conversions    $(6,207)        $ 4,466
                                                 =======         =======

Denominator:
    Denominator for net income (loss) per
       common share-weighted average shares       32,137          33,024

    Effect of dilutive securities:
       Employee stock options                         --           1,592
                                                 -------         -------
                                                      --           1,592

    Denominator for net income (loss)
       per share - assuming dilution              32,137          34,616
                                                 =======         =======

Net income (loss) per common share                $(0.19)          $0.14
                                                  ======           =====
Net income (loss) per share - assuming dilution   $(0.19)          $0.13
                                                  ======           =====

Potentially dilutive securities with an anti-dilutive effect (convertible debt in 1999 and 1998 and stock options in 1999) are not included in the above calculation.


NOTE F--PRODUCT DEVELOPMENT

Product development expenditures, including software maintenance expenditures, for the three months ended December 31, 1999 and 1998, were approximately $14.1 million and $13.1 million, respectively. After capitalization, these amounts were approximately $12.7 million and $11.1 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $1.3 million and $1.1 million, respectively.

NOTE G--BUSINESS SEGMENTS
(in thousands)

The Company has four reportable segments: Global Education Solutions (GES); Global Government Solutions (GGS); Global Manufacturing & Distribution Solutions (M&DS); and Global Energy, Utilities & Communications Solutions
(EUC). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate related items, elimination of inter-segment transactions, intangibles and related amortization of assets purchased in business acquisitions, and results of non-reportable segments whose products and services serve different markets than the reportable segments. Interest income is not included in the segment disclosures below.

Three months ended December 31, 1999
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total

Outsourcing services    $10,938  $15,241  $ 1,597  $ 3,530   $  836  $32,142
Software sales and
   maintenance and
   enhancements          17,573    2,340    2,967    3,366       --   26,246
Software services        13,031    2,531    9,348   12,787      289   37,986
                        -------  -------  -------  -------  -------  -------
External revenues        41,542   20,112   13,912   19,683    1,125   96,374
Intersegment revenues       346        3        6       --     (355)      --
Segment profit (loss)     1,037     (683)  (4,195)  (3,239)  (2,772)  (9,852)


Three months ended December 31, 1998
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total

Outsourcing services    $10,081  $15,428  $ 1,844  $ 4,129   $2,030 $ 33,512
Software sales and
   maintenance and
   enhancements          20,607    4,057    7,679    6,805      106   39,254
Software services        10,691    1,909    9,686   12,091    2,053   36,430
                        -------  -------  -------  -------  -------  -------
External revenues        41,379   21,394   19,209   23,025    4,189  109,196
Intersegment revenues        55       50       10      553     (668)      --
Segment profit (loss)     8,640      785      182   (1,019)  (1,144)   7,444


NOTE H--COMPREHENSIVE INCOME
(in thousands)

Total comprehensive income (loss) is comprised of:

                                              Three Months
                                                 Ended
                                              December 31,
                                             1999      1998

Net income (loss)                         $(6,207)   $4,466
Other comprehensive loss                     (287)      (79)
                                          --------   -------
Total Comprehensive Income (Loss)         $(6,494)   $4,387


NOTE I--NEW ACCOUNTING STANDARDS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions. SOP 98-4, "Deferral of Certain Provisions of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," were issued in 1998 as amendments to SOP 97-2. SOP 97-2 and SOP 98-4 were effective for the Company's fiscal year beginning October 1, 1998 and SOP 98-9 was effective for the fiscal year beginning October 1, 1999. Based on the Company's interpretation of the requirements of SOP 97-2, as amended, the adoption of this statement has not had and is not expected to have a significant impact on the Company's results of operations. However, the accounting profession continues to review certain provisions of SOP 97-2, as amended, with the objective of providing additional guidance on implementing its provisions.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements.

RESULTS OF OPERATIONS

The following table sets forth: (i) income statement items as a percentage of total revenues and (ii) the percentage change for each item from the prior-year comparative period.


                                  % of Total Revenues        % Change from
                                                               Prior Year
                                   Three Months Ended
                                      December 31,
                                     1999     1998

Revenues:
Outsourcing services                   33%      30%                (4%)
Software sales                          5%      20%               (77%)
Maintenance and enhancements           22%      16%                20%
Software services                      39%      33%                 4%
Other, primarily interest               1%       1%               (47%)
                                     -----    -----              -----
Total                                 100%     100%               (12%)

Expenses:
Cost of services, software sales
   and maintenance and enhancements    76%      68%                (1%)
Selling, general and administrative    29%      24%                 5%
Equity in losses of affiliates          3%      --                 --
Restructuring charges                   1%      --                 --
Interest expense                        1%       1%                 1%
Income (loss) before income taxes     (10%)      7%              (232%)



The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category and the total gross profit as a percentage of total revenue (excluding other revenue). The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software sales.

                                         Three Months
                                            Ended
                                         December 31,
                                         1999   1998

Gross Profit:
   Outsourcing services                   19%    21%
   Software sales and maintenance
      and enhancements                    24%    49%
   Software services                      26%    23%
                                          ---    ---
   Total                                  23%    32%


Revenues:
The 4% decrease in outsourcing services revenue in the first quarter of fiscal year 2000 compared with the first quarter of fiscal year 1999 is primarily the result of the termination of a contract and the reduction of non-recurring services provided under two other contracts in the first quarter of fiscal year 2000.

Software sales decreased 77% in the first quarter of fiscal year 2000 compared to the prior-year period due to significantly decreased licenses in each of the Company's markets. The Company believes this decrease is primarily the result of a temporary year 2000 slowdown in enterprise application software licensing.

The 20% increase in maintenance and enhancements revenue in the first three months of fiscal year 2000 was the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue increased 4% in the first quarter of fiscal year 2000 compared to the prior-year period primarily as the result of increases in implementation and integration services in the Company's reportable segments. These increases were offset somewhat by decreases, compared to the prior-year period, in year 2000 services provided to other markets.

Gross Profit:
Gross profit decreased as a percentage of total revenue (excluding other revenue) from 32% for the first quarter of fiscal year 1999 to 23% for the first quarter of fiscal year 2000. The total gross profit percentage decreased primarily because of a decrease in software sales during the quarter, without a commensurate decrease in fixed expenses. This decrease was the result of significantly decreased software licenses in all of the Company's markets, primarily, the Company believes, as a result of a temporary year 2000 slowdown in enterprise application software licensing. The software sales and maintenance and enhancements cost levels are based in part on the Company's expectations. These costs were not reduced enough during the first quarter of fiscal year 2000 to sustain the prior-year quarter gross profit levels. The outsourcing services margin decreased slightly as a result of decreased revenues in the first quarter of fiscal year 2000 compared with the prior-year period. These decreases were partially offset by an increase in the software services gross profit as a result of improved efficiencies primarily in the energy and utilities and process manufacturing and distribution markets. The Company is continuing to focus on software services in each of its markets. Since services margins have historically been lower than the margins derived from software sales and maintenance and enhancements, an increase in services revenue as a percentage of total revenue historically has resulted in a lower overall gross margin.

Investment in Campus Pipeline, Inc.:
Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc., and, as of December 31, 1999, held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of $2.2 million. The Company has determined that its control of Campus Pipeline is temporary as there are convertible preferred shares outstanding that, if converted, would lower the Company's interest to approximately 46%.
Therefore the Company has accounted for its investment using the equity method of accounting. The Company's proportionate share of the affiliate's losses for the three months ended December 31, 1999 was $2.5 million. The Company expects that its investment will be reduced to zero in fiscal year 2000 as the Company continues to record its proportionate share of losses of the affiliate.


LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $18.8 million and $31.1 million at December 31, 1999 and September 30, 1999, respectively. Cash used in operating activities was $13.6 million for the first quarter of fiscal year 2000 compared with $12.4 million for the first quarter of fiscal year 1999. Operating cash flows decreased in the first quarter of fiscal year 2000 primarily as the result of the loss recorded for the quarter and decreases in accounts payable and accrued expenses. The decreases in accounts payable and accrued expenses result from decreased personnel and other administrative expenses during the quarter due to cost containment measures.

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which includes the termination of employees and discontinuation of non-critical programs. The restructuring was considered necessary in light of significantly decreased license fees in the first quarter. The Company accrued $1 million during the quarter ended December 31, 1999 related to severance and termination benefits based on a termination plan developed by management in consultation with the Board of Directors in December 1999. In January 2000, the Company terminated approximately 100 employees engaged in marketing, administrative, special programs and development functions, representing all the terminations contemplated by the plan. The Company expects to begin to experience cost savings related to the restructuring in the second quarter of fiscal year 2000.

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

Cash used in investing activities was $6.4 million for the first quarter of fiscal year 2000 compared with cash provided by investing activities of $6.3 million in fiscal year 1999. The primary use of cash in the three months ended December 31, 1999 was the purchase of investments available for sale. Purchases of property and equipment were significantly curtailed in the first quarter of fiscal year 2000. The Company expects to increase capital spending in the second or third quarter of fiscal year 2000 if results of operations improve, however, fiscal year 2000 total property and equipment purchases will most likely remain below fiscal year 1999 levels. In the first quarter of fiscal year 1999 cash was provided by the sale and maturity of available-for-sale investments and used in the fit-up and remodeling of a new office building in the Company's Malvern campus and construction of a new building adjacent to the Company's existing building in Columbia, SC.

Cash provided by financing activities of $4.2 million for the first quarter of fiscal year 2000 consists primarily of a net amount of $3.7 million borrowed on the Company's revolving credit facility. During the first quarter of fiscal year 1999 borrowings on the revolving credit facility were offset by the repurchase of Company stock.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2001 with optional annual renewals. Borrowings outstanding under the credit facility were $3.7 million at December 31, 1999. There were no borrowings outstanding at September 30, 1999. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

New Accounting Standards:
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions. SOP 98-4, "Deferral of Certain Provisions of SOP 97-2" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," were issued in 1998 as amendments to SOP 97-2. SOP 97-2 and SOP 98-4 were effective for the Company's fiscal year beginning October 1, 1998 and SOP 98-9 was effective for the fiscal year beginning October 1, 1999. Based on the Company's interpretation of the requirements of SOP 97-2, as amended, the adoption of this statement has not had and is not expected to have a significant impact on the Company's results of operations. However, the accounting profession continues to review certain provisions of SOP 97-2, as amended, with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have an adverse effect on the Company's business, results of operations, and/or financial condition.

Year 2000:
This section is a year 2000 readiness disclosure pursuant to the Year 2000 Information and Disclosure Act of 1998.

As described in Form 10-K for the year ended September 30, 1999, the Company had developed plans to address possible year 2000 exposures related to the Company's internal information technology (IT) systems, internal non-IT systems, material third-party relationships, and the software products and technology services sold by the Company. Since entering the year 2000, the Company has not experienced any significant disruptions to its business nor is it aware of any significant year 2000 related disruptions impacting its customers or third party relationships. The Company will continue to monitor its critical systems and its software products over the next several months.

The Company funded its year 2000 program from operating cash flows and did not separately account for these costs in the past. The Company believes that the vast majority of these costs, which were largely incurred in prior fiscal years, were not incremental to the Company, but represented a reallocation of exiting resources and does not believe that these costs have been material to the Company's financial position.

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

Over the past several years, many potential clients focused their efforts on remediating existing systems or implementing new systems to solve year 2000 issues. While the Company believes that such evaluations favorably impacted demand for its software products and services in fiscal years 1997 and 1998, such demand diminished in fiscal year 1999 since services to remediate year 2000 issues had to be completed in a timely manner and lead times required to complete systems implementations precluded system replacement as a timely solution to the year 2000. This was especially apparent in the first quarter of fiscal year 2000. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the impact of the year 2000 issue on quarter-to-quarter revenue achievement for fiscal year 2000 is limited. Customers slowed down computer software purchases in the first quarter of fiscal year 2000 as they devoted more time to preparing the testing of their systems for year 2000 readiness, rather than evaluating and implementing new systems. It is difficult to predict if and when customer software purchases will return to historical levels.


Since a significant part of the Company's business results from software licensing, the Company's business is characterized by a high degree of operating leverage. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If software licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase or return to its historical level of profitability on a quarterly or annual basis in the future. It is therefore possible that in one or more future quarters the Company's operating results will be below expectations. In such event, the price of the Company's common stock would likely be adversely affected.

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

The impact on the Company of emerging areas such as the Internet, on-line services, and electronic commerce is uncertain. There can be no assurance that the Company will be able to provide a product offering that will satisfy new customer demands in these areas. In addition, standards for network protocols, and other industry standards for the Internet are evolving rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and in other emerging areas.

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




QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative or qualitative disclosures for fiscal year 2000. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 1999.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

Item 6 (a).   Exhibits

Exhibit 27 - Financial Data Schedule


Item 6 (b).   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended December 31, 1999.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 02/11/00                 /s/  Eric Haskell
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer and Chief Financial Officer