Form 10-Q
period 2000-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2000-05-12
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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

32,496,914 Common shares, $.01 par value, as of May 3, 2000





               Page 1 of 20 consecutively numbered pages




(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 2000 and September 30, 1999

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 2000 and 1999

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 2000 and 1999

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 2000 and 1999

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

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES



















(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                March 31,     September 30,
                                                  2000            1999
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 25,938        $ 27,030
   Short-term investments, including
      accrued interest of $127 and $2              4,331           4,078
   Receivables, including $72,637
      and $75,567 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $6,403 and $5,841                       151,036         148,967
   Prepaid expenses and other receivables         30,235          23,030
                                                --------        --------
              TOTAL CURRENT ASSETS               211,540         203,105

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    64,892          69,049

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                21,767          22,097

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   16,861          17,772

OTHER ASSETS AND DEFERRED CHARGES                 14,868          23,029
                                                --------        --------
TOTAL ASSETS                                    $329,928        $335,052
                                                ========        ========




















(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                March 31,     September 30,
                                                 2000             1999
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  9,455        $ 14,002
   Current portion of long-term debt                 681             652
   Income taxes payable                              596           2,137
   Accrued expenses                               36,671          36,412
   Deferred revenue                               16,400          15,341
                                                --------        --------
              TOTAL CURRENT LIABILITIES           63,803          68,544

LONG-TERM DEBT, less current portion              77,885          78,232

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      37,094 and 36,734 shares                       371             367
   Capital in excess of par value                113,214         110,230
   Retained earnings                             100,663         103,251
   Accumulated other comprehensive loss             (487)            (51)
                                                --------        --------
                                                 213,761         213,797
Less
   Held in treasury, 4,642 common
      shares--at cost                            (24,911)        (24,911)
   Notes receivable from stockholders               (610)           (610)
                                                --------        --------
                                                 188,240         188,276
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $329,928        $335,052
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






(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                               For the Three Months Ended
                                                         March 31,
                                                   2000            1999

Revenues:
 Outsourcing services                           $ 33,309        $ 34,364
 Software sales                                   19,297          17,092
 Maintenance and enhancements                     23,681          21,028
 Software services                                37,704          43,859
 Other, primarily interest                           279             735
                                                --------         -------
                                                 114,270         117,078

Expenses:
 Cost of outsourcing services                     28,992          26,763
 Cost of software sales and
    maintenance and enhancements                  22,812          22,074
 Cost of software services                        24,166          30,662
 Selling, general and administrative              28,810          28,432
 Equity in losses of affiliates                    2,220             352
 Interest expense                                  1,136           1,210
                                                --------         -------
                                                 108,136         109,493

Income before income taxes                         6,134           7,585

Provision for income taxes                         2,515           3,413
                                                --------         -------

Net income                                       $ 3,619           4,172
                                                ========         =======


Net income per common share                       $ 0.11          $ 0.13
Net income per share - assuming dilution          $ 0.11          $ 0.13
Common shares and equivalents outstanding:
   Average common shares                          32,324          32,291
   Average common shares - assuming dilution      33,847          32,921





See notes to condensed consolidated financial statements.









(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                                 For the Six Months Ended
                                                         March 31,
                                                   2000            1999

Revenues:
 Outsourcing services                           $ 65,451        $ 67,876
 Software sales                                   24,223          38,561
 Maintenance and enhancements                     45,001          38,813
 Software services                                75,690          80,289
 Other, primarily interest                           584           1,308
                                                --------         -------
                                                 210,949         226,847

Expenses:
 Cost of outsourcing services                     54,986          53,358
 Cost of software sales and
    maintenance and enhancements                  42,661          42,214
 Cost of software services                        52,372          58,701
 Selling, general and administrative              56,595          54,838
 Equity in losses of affiliates                    4,761             352
 Restructuring charges                             1,000              --
 Interest expense                                  2,292           2,355
                                                --------         -------
                                                 214,667         211,818

Income (loss) before income taxes                 (3,718)         15,029

Provision (benefit) for income taxes              (1,130)          6,391
                                                --------         -------

Net income (loss)                                $(2,588)          8,638
                                                ========         =======


Net income (loss) per common share                $(0.08)         $ 0.26
Net income (loss) per share - assuming dilution   $(0.08)         $ 0.26
Common shares and equivalents outstanding:
   Average common shares                          32,230          32,661
   Average common shares - assuming dilution      32,230          33,767





See notes to condensed consolidated financial statements.








(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                 For the Six Months Ended
                                                         March 31,
                                                   2000            1999
OPERATING ACTIVITIES
Net income (loss)                               $ (2,588)       $  8,638
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                  13,369          12,636
   Provision for doubtful accounts                 1,307             778
   Equity in losses of affiliate                   4,761             352
   Changes in operating assets and liabilities:
      Increase in receivables                     (3,376)        (17,351)
      Increase in other current assets            (7,205)        (11,824)
      Decrease in accounts payable                (4,547)         (2,403)
      Decrease in income taxes payable            (1,541)           (680)
      Increase (decrease) in deferred revenue      1,059          (1,317)
      Other, net                                     800          (1,404)
                                                ---------        --------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                            2,039         (12,575)

INVESTING ACTIVITIES
Purchase of property and equipment                (3,028)        (17,367)
Capitalized computer software costs               (2,557)         (4,550)
Purchase of investments available for sale        (4,254)           (402)
Proceeds from sale or maturity of
   investments available for sale                  4,106          43,715
Investment in Campus Pipeline, Inc.                   --          (2,831)
                                                ---------       ---------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                           (5,733)         18,565

FINANCING ACTIVITIES
Repayment of borrowings                          (17,118)        (32,699)
Proceeds from borrowings, net of
   issuance costs                                 16,800          33,992
Repurchase of Company stock                           --         (21,952)
Proceeds from exercise of stock options            2,920             475
                                                ---------       ---------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                            2,602         (20,184)

DECREASE IN CASH & CASH EQUIVALENTS               (1,092)        (14,194)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD       27,030          18,942
                                                ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 25,938        $  4,748
                                                =========       =========





See notes to condensed consolidated financial statements.

(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the fiscal year 2000 restructuring charge) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


NOTE B--RECLASSIFICATION

Certain quarterly information has been reclassified to conform with the March 31, 2000 classification.


NOTE C--CASH AND SHORT-TERM INVESTMENTS

Cash Equivalents: Cash equivalents are short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-Term Investments: Short-term investments consist of corporate debt securities. Management determines the appropriate classification of debt securities at the time of purchase. At March 31, 2000, the Company has classified all securities as available for sale. The available-for-sale portfolio, stated at fair value, is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as short-term investments.

All securities held as available for sale at March 31, 2000 and September 30, 1999 have contractual maturities of less than one year.


NOTE D--INVESTMENT IN CAMPUS PIPELINE, INC.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc., and, as of March 31, 2000, held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 41%. Therefore the Company has accounted for its investment using the equity method of accounting. The Company's proportionate share of the affiliate's losses for the six months ended March 31, 2000 was $4.8 million.




NOTE E--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of net income (loss) per common share and net income (loss) per share - assuming dilution follows:

                                   For the Three Months    For the Six Months
                                      Ended March 31,         Ended March 31,
                                      2000      1999          2000      1999
Numerator:
  Net income (loss) available to
     common stockholders, used
     for net income (loss) per
     common share                   $3,619    $4,172       $(2,588)   $8,638

  Effect of dilutive securities:        --        --            --        --

   Net income (loss) available
     to common stockholders after
     assumed conversions            $3,619    $4,172       $(2,588)   $8,638
                                    ======    ======       =======    ======

Denominator:
  Denominator for net income
     (loss) per common share-
     weighted average shares        32,324    32,291        32,230    32,661

  Effect of dilutive securities:
     Employee stock options          1,523       630            --     1,106
                                   -------   -------       -------   -------

  Denominator for net income
     (loss) per share - assuming
     dilution                       33,847    32,921        32,230    33,767
                                   =======   =======       =======   =======

Net income (loss) per common share   $0.11     $0.13        $(0.08)    $0.26
                                     =====     =====        ======     =====
Net income (loss) per share -
     assuming dilution               $0.11     $0.13        $(0.08)    $0.26
                                     =====     =====        ======     =====

Potentially dilutive securities with an anti-dilutive effect (convertible debt in all periods presented above and stock options in the six-month period of fiscal year 2000) are not included in the above calculations.


NOTE F--PRODUCT DEVELOPMENT

Product development expenditures, including software maintenance expenditures, for the six months ended March 31, 2000 and 1999, were approximately $27.6 million and $26.9 million, respectively. After capitalization, these amounts were approximately $25.0 million and $22.3 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $2.9 million and $2.8 million, respectively.




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

Three months ended March 31, 2000
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $10,245  $14,869  $ 3,713  $ 3,785   $  697  $33,309
Software sales and
   maintenance and
   enhancements          23,768    6,096    7,364    5,750       --   42,978
Software services        14,290    3,145    7,009   13,109      151   37,704
                        -------  -------  -------  -------  -------  -------
External revenues        48,303   24,110   18,086   22,644      848  113,991
Intersegment revenues       246       21        6       --     (273)      --
Segment profit (loss)     6,425    2,841   (1,394)   1,098   (2,836)   6,134

Three months ended March 31, 1999
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $10,281  $15,336  $ 1,926  $ 4,595   $2,226 $ 34,364
Software sales and
   maintenance and
   enhancements          26,780    3,019    3,886    4,445      (10)  38,120
Software services        12,113    2,937   11,686   14,291    2,832   43,859
                        -------  -------  -------  -------  -------  -------
External revenues        49,174   21,292   17,498   23,331    5,048  116,343
Intersegment revenues       164       29        8      746     (947)      --
Segment profit (loss)    12,672      894   (2,256)  (2,179)  (1,546)   7,585


Six months ended March 31, 2000
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $21,183  $30,110  $ 5,310  $ 7,315   $1,533  $65,451
Software sales and
   maintenance and
   enhancements          41,341    8,436   10,331    9,116       --   69,224
Software services        27,321    5,676   16,357   25,896      440   75,690
                        -------  -------  -------  -------  -------  -------
External revenues        89,845   44,222   31,998   42,327    1,973  210,365
Intersegment revenues       592       24       12       --     (628)      --
Segment profit (loss)     7,462    2,158   (5,589)  (2,141)  (5,608)  (3,718)







Six months ended March 31, 1999
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $20,362  $30,764  $ 3,770  $ 8,724   $4,256 $ 67,876
Software sales and
   maintenance and
   enhancements          47,387    7,076   11,565   11,250       96   77,374
Software services        22,804    4,846   21,372   26,382    4,885   80,289
                        -------  -------  -------  -------  -------  -------
External revenues        90,553   42,686   36,707   46,356    9,237  225,539
Intersegment revenues       219       79       18    1,299   (1,615)      --
Segment profit (loss)    21,312    1,679   (2,074)  (3,198)  (2,690)  15,029


NOTE H--COMPREHENSIVE INCOME
(in thousands)

Total comprehensive income (loss) is comprised of:

                                        Three Months           Six Months
                                           Ended                  Ended
                                          March 31,              March 31,
                                       2000      1999         2000      1999

Net income (loss)                    $3,619    $4,172      $(2,588)   $8,638
Other comprehensive income (loss)      (149)       20         (436)      (59)
                                    --------   -------     --------   -------
Total Comprehensive Income (Loss)    $3,470    $4,192      $(3,024)   $8,579

Other comprehensive income (loss) relates primarily to currency translation adjustments related to foreign subsidiaries whose functional currencies are their local currencies.


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







(PAGE)

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.    Six Mos.  Three Mos.  Six Mos.
                                  Ended        Ended      Ended      Ended
                                 March 31,    March 31,  March 31   March 31
                                2000  1999   2000  1999
Revenues:
Outsourcing services             29%   29%    31%   30%      (4%)      (4%)
Software sales                   17%   14%    12%   17%      13%      (37%)
Maintenance and enhancements     21%   18%    21%   17%      13%       16%
Software services                33%   38%    36%   35%     (14%)      (6%)
Other                             --    1%     --    1%     (62%)     (55%)
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      (2%)      (7%)

Expenses:
Cost of services, sales and
   maintenance and enhancements  67%   68%    71%   68%      (4%)      (3%)
Selling, general and
   administrative                25%   24%    27%   24%       1%        3%
Equity in losses of affiliates    2%    --     2%    --     531%     1253%
Restructuring charges             --    --     1%    --       --        --
Interest expense                  1%    1%     1%    1%      (6%)      (3%)
Income (loss) before
   income taxes                   5%    7%    (2%)   7%     (19%)    (125%)


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

                                      Three Months           Six Months
                                          Ended                Ended
                                       March 31,             March 31,
                                      2000   1999           2000   1999

Gross Profit:
   Outsourcing services                13%    22%            16%    21%
   Software sales and maintenance
      and enhancements                 47%    42%            38%    45%
   Software services                   36%    30%            31%    27%
                                       ---    ---            ---    ---
   Total                               33%    32%            29%    32%


Revenues:
The 4% decrease in outsourcing services revenue in the second quarter and first six months of fiscal year 2000, compared with the comparable prior year periods, is primarily the result of the termination of a contract and decreased non-recurring services provided under two other contracts in the fiscal year 2000 periods compared with the fiscal year 1999 periods. These decreases were partially offset by significant pass-through revenue related to expenses recorded for a client in the process manufacturing and distribution market in the second quarter of fiscal year 2000. The Company does not expect this level of pass-through expense to continue in future quarters.

Software sales increased 13% in the second quarter of fiscal year 2000 due to increases in the process manufacturing and distribution, energy and utilities, and government markets. These increases were offset by decreases, when compared to the prior year period, in the higher education market, which the Company believes was primarily the result of the release.

Software sales decreased 37% in the first six months of fiscal year 2000 compared to the prior-year period due to the significantly decreased licenses in each of the Company's markets in the first quarter of fiscal year 2000. The Company believes the first quarter decrease was primarily the result of a year 2000 slowdown in enterprise application software licensing.

The 13% and 16% increases in maintenance and enhancements revenue in the second quarter and first six months of fiscal year 2000, respectively, were the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue decreased 14% and 6% in the second quarter and first six months of fiscal year 2000, respectively, compared to the prior-year periods primarily as the result of decreased implementation and integration services in the energy and utilities and process manufacturing and distribution markets. These decreases were primarily the result of decreased licenses in the first quarter of fiscal year 2000. Additionally there were decreases, compared to the prior-year period, in year 2000 services provided to other markets.

Gross Profit:
Gross profit increased as a percentage of total revenue (excluding other revenue) from 32% for the second quarter of fiscal year 1999 to 33% for the second quarter of fiscal year 2000. The total gross profit percentage increased primarily because of increases in the software sales and maintenance and enhancements gross profit, which makes up the greatest percentage of the Company's gross profit. The increase is the result of increased license fee revenues during the quarter and continued cost controls implemented in the first quarter. Additionally the software services gross profit increased as a result of improved efficiencies primarily in the energy and utilities market. These increases were partially offset by a decrease in the outsourcing services gross profit as a result of decreased revenues in the second quarter of fiscal year 2000 compared with the prior-year period and several adjustments related to certain contract provisions. The Company believes that the outsourcing margins should improve over the remainder of the fiscal year.

Gross profit decreased as a percentage of total revenue (excluding other revenue) from 32% for the first six months of fiscal year 1999 to 29% for the first six months of fiscal year 2000. The total gross profit percentage decreased primarily because of a decrease in software sales during the first quarter of fiscal year 2000, without a commensurate decrease in fixed expenses. This decrease was the result of significantly decreased software licenses in most of the Company's markets, primarily, the Company believes, as a result of a temporary year 2000 slowdown in enterprise application software licensing. The software sales and maintenance and enhancements cost levels are based in part on the Company's expectations. These costs were not reduced enough during the first quarter of fiscal year 2000 to sustain the prior-year gross profit levels. The outsourcing services gross profit decreased as a result of decreased revenues in fiscal year 2000 compared with the prior-year period and several adjustments recorded in the second quarter related to certain contract provisions. These decreases were partially offset by an increase in the software services gross profit as a result of improved efficiencies primarily in the energy and utilities market.

Investment in Campus Pipeline, Inc.
Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc., and, as of March 31, 2000, held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 41%. Therefore the Company has accounted for its investment using the equity method of accounting. The Company's proportionate share of the affiliate's losses for the six months ended March 31, 2000 was $4.8 million.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $30.3 million and $31.1 million at March 31, 2000 and September 30, 1999, respectively. Cash provided by operating activities was $2.0 million for the first six months of fiscal year 2000 compared with cash used of $12.6 million for the first six months of fiscal year 1999. Operating cash flows increased in fiscal year 2000 primarily because increases in accounts receivable and other current assets, primarily current tax assets, were smaller in the fiscal year 2000 six-month period compared with the fiscal year 1999 six-month period. These smaller increases in accounts receivable and current tax assets were the result of decreased revenues and net income.

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of non-critical programs. The restructuring was considered necessary in light of significantly decreased license fees in the first quarter. During the quarter ended December 31, 1999, the Company accrued $1 million, of which $327,000 remains at March 31, 2000, related to severance and termination benefits based on a termination plan developed by management in consultation with the Board of Directors in December 1999. In January 2000, the Company terminated approximately 100 employees engaged in marketing, administrative, special programs and development functions, representing all the terminations contemplated by the plan. The Company has begun to experience cost savings related to the restructuring in the second quarter of fiscal year 2000.

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

Cash used in investing activities was $5.7 million for the first six months of fiscal year 2000 compared with cash provided by investing activities of $18.6 million in fiscal year 1999. The primary uses of cash in the six months ended March 31, 2000 were the purchase of property and equipment and software capitalization. However, purchases of property and equipment and software capitalization have been significantly curtailed in fiscal year 2000. The Company expects to increase capital spending in the third or fourth quarter of fiscal year 2000 if results of operations continue to improve. However, fiscal year 2000 total property and equipment purchases will most likely remain below fiscal year 1999 levels. In the first six months of fiscal year 1999 cash was provided by the sale and maturity of available-for-sale investments and used for the fit-up and remodeling of a new office building in the Company's Malvern campus and construction of a new building adjacent to the Company's existing building in Columbia, SC.

Cash provided by financing activities of $2.6 million for the first six months of fiscal year 2000 consists primarily of proceeds from the exercises of stock options. During the first quarter of fiscal year 1999, the primary use of cash was the repurchase of Company stock.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2001 with optional annual renewals. There were no borrowings outstanding at March 31, 2000 or September 30, 1999. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

New Accounting Standards:
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions. SOP 8-4, "Deferral of Certain Provisions of SOP 97-2" and SOP 98-9, "Modification f SOP 97-2, Software Revenue Recognition, with Respect to Certain transactions," were issued in 1998 as amendments to SOP 97-2. SOP 97-2 and SOP 98-4 were effective for the Company's fiscal year beginning October 1, 1998 and SOP 98-9 was effective for the fiscal year beginning October 1, 1999. Based on the Company's interpretation of the requirements of SOP 97-2, as amended, the adoption of this statement has not had and is not expected to have a significant impact on the Company's results of operations. However, the accounting profession continues to review certain provisions of SOP 97-2, as amended, with the objective of providing additional guidance on implementing its provisions. Depending upon the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have an adverse effect on the Company's business, results of operations, and/or financial condition.

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

Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; the Company's ability to complete fixed-price contracts profitably; market acceptance of the Campus Pipeline product; the ability of Campus Pipeline to meet development and implementation schedules and enhance its product over time; and the Company's ability to integrate the Campus Pipeline product with the Company's products cost-effectively and on a timely basis.



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



(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 25, 2000, Gabriel A. Battista was reelected as a director of the Company for a term expiring at the Company's 2003 Annual Meeting of Shareholders. There were 26,525,756 votes cast in favor of the election of Mr. Battista and 234,643 votes withheld from his election.


Item 6 (a).   Exhibits

Exhibit 27 - Financial Data Schedule


Item 6 (b).   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended March 31, 2000



































(PAGE)

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 05/12/00                 /s/  Eric Haskell
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer