Form 10-Q
period 2000-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2000-08-11
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

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

32,612,164 Common shares, $.01 par value, as of August 2, 2000





               Page 1 of 22 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 2000 and September 30, 1999

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 2000 and 1999

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 2000 and 1999

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                June 30,      September 30,
                                                  2000            1999
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 27,170        $ 27,030
   Short-term investments, including
      accrued interest of $61 and $2              13,417           4,078
   Receivables, including $75,418
      and $75,567 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $5,154 and $5,841                       152,233         148,967
   Prepaid expenses and other receivables         27,206          23,030
                                                --------        --------
              TOTAL CURRENT ASSETS               220,026         203,105

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    63,234          69,049

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                20,255          22,097

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   15,890          17,772

OTHER ASSETS AND DEFERRED CHARGES                 33,775          23,029
                                                --------        --------
TOTAL ASSETS                                    $353,180        $335,052
                                                ========        ========

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               June 30,      September 30,
                                                 2000             1999
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  8,506        $ 14,002
   Current portion of long-term debt                 697             652
   Income taxes payable                            1,717           2,137
   Accrued expenses                               37,506          36,412
   Deferred revenue                               24,530          15,341
                                                --------        --------
              TOTAL CURRENT LIABILITIES           72,956          68,544

LONG-TERM DEBT, less current portion              77,704          78,232
OTHER LONG-TERM LIABILITIES                        2,320              --

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      37,177 and 36,734 shares                       372             367
   Capital in excess of par value                113,847         110,230
   Retained earnings                             111,961         103,251
   Accumulated other comprehensive loss             (459)            (51)
                                                --------        --------
                                                 225,721         213,797
Less
   Held in treasury, 4,642 common
      shares--at cost                            (24,911)        (24,911)
   Notes receivable from stockholders               (610)           (610)
                                                --------        --------
                                                 200,200         188,276
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $353,180        $335,052
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 1999 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                               For the Three Months Ended
                                                         June 30,
                                                   2000            1999

Revenues:
 Outsourcing services                           $ 30,939        $ 34,022
 Software sales                                   23,583          19,774
 Maintenance and enhancements                     23,420          19,905
 Software services                                34,927          46,413
 Interest and other income                         7,072             131
                                                --------        --------
                                                 119,941         120,245

Expenses:
 Cost of outsourcing services                     26,206          27,365
 Cost of software sales and
    maintenance and enhancements                  19,442          21,275
 Cost of software services                        24,630          30,914
 Selling, general and administrative              29,214          26,784
 Equity in losses of affiliates                       --             853
 Interest expense                                  1,157           1,168
                                                --------        --------
                                                 100,649         108,359

Income before income taxes                        19,292          11,886

Provision for income taxes                         7,994           5,444
                                                --------        --------

Net income                                      $ 11,298        $  6,442
                                                ========        ========


Net income per common share                       $ 0.35          $ 0.20
Net income per share - assuming dilution          $ 0.32          $ 0.20
Common shares and equivalents outstanding:
   Average common shares                          32,502          31,853
   Average common shares - assuming dilution      36,691          35,626





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                                For the Nine Months Ended
                                                         June 30,
                                                   2000            1999

Revenues:
 Outsourcing services                           $ 96,390        $101,898
 Software sales                                   47,806          58,335
 Maintenance and enhancements                     68,421          58,718
 Software services                               110,617         126,702
 Interest and other income                         7,656           1,439
                                                --------        --------
                                                 330,890         347,092

Expenses:
 Cost of outsourcing services                     81,192          80,723
 Cost of software sales and
    maintenance and enhancements                  62,103          63,489
 Cost of software services                        77,002          89,615
 Selling, general and administrative              85,809          81,622
 Equity in losses of affiliates                    4,761           1,205
 Restructuring charges                             1,000              --
 Interest expense                                  3,449           3,523
                                                --------        --------
                                                 315,316         320,177

Income before income taxes                        15,574          26,915

Provision for income taxes                         6,864          11,835
                                                --------        --------

Net income                                      $  8,710        $ 15,080
                                                ========        ========


Net income per common share                       $ 0.27          $ 0.46
Net income per share - assuming dilution          $ 0.26          $ 0.45
Common shares and equivalents outstanding:
   Average common shares                          32,320          32,461
   Average common shares - assuming dilution      33,577          33,511





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                For the Nine Months Ended
                                                         June 30,
                                                   2000            1999
OPERATING ACTIVITIES
Net income (loss)                               $  8,710       $ 15,080
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                  20,271          19,035
   Provision for doubtful accounts                 2,027           1,296
   Equity in losses of affiliate                   4,761           1,205
   Gain on sale of assets                         (6,430)             --
   Changes in operating assets and liabilities:
      Increase in receivables                     (5,238)        (27,033)
      (Increase) decrease in interest receivable     (59)          1,130
      Increase in other current assets            (2,176)        (11,959)
      Decrease in accounts payable                (5,496)         (4,815)
      (Decrease) increase in other accrued
         expenses and liabilities                   (998)          1,373
      Increase (decrease) in deferred revenue      7,929          (6,641)
      Other, net                                    (699)         (1,339)
                                                ---------       ---------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                           22,602         (12,668)

INVESTING ACTIVITIES
Purchase of property and equipment                (4,888)        (22,452)
Capitalized computer software costs               (3,098)         (6,598)
Purchase of investments available for sale       (13,752)           (461)
Proceeds from sale or maturity of
   investments available for sale                  4,506          56,398
Purchase of subsidiary assets,
   net of cash acquired                             (300)           (602)
Purchase of long-term investments                (10,000)             --
Proceeds from sale of assets                       2,000              --
Investment in Campus Pipeline, Inc.                   --          (5,234)
                                                ---------       ---------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                          (25,532)         21,051

FINANCING ACTIVITIES
Repayment of borrowings                          (17,283)        (56,480)
Proceeds from borrowings, net of
   issuance costs                                 16,800          55,692
Repurchase of Company stock                           --         (21,952)
Proceeds from exercise of stock options            3,553             602
                                                ---------       ---------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                            3,070         (22,138)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       140         (13,755)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD       27,030          18,942
                                                ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 27,170        $  5,187
                                                =========       =========

See notes to condensed consolidated financial statements.


SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the fiscal year 2000 restructuring charge) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending
September 30, 2000.


NOTE B--CASH AND INVESTMENTS
Cash equivalents are short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-term investments consist of corporate debt securities. Management determines the appropriate classification of the debt securities at the time of purchase. At June 30, 2000, the portfolio of debt securities has been classified as available for sale and, as a result, is stated at fair value. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as current assets.

Short-term investments held as available for sale at June 30, 2000 and September 30, 1999 have contractual maturities of less than one year.

The Company owns common and preferred stock of various privately held companies valued at $18.5 million and classified as long-term assets. The fair values of these investments are not readily determinable and therefore are carried at cost. The cost basis would be reduced and earnings would be charged if there was an impairment which was found to be other-than-temporary at a balance sheet date.


NOTE C--INVESTMENT IN CAMPUS PIPELINE, INC.
Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc., and, as of June 30, 2000, held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 41%. Therefore, the Company has accounted for its investment using the equity method of accounting. During the first six months of fiscal year 2000, the Company recorded its proportionate share, $4.8 million, of the affiliate's losses up to the point that its investment was reduced to zero. The Company will not record any additional future losses of Campus Pipeline and any future earnings will not be recorded until the cumulative unrecorded losses are offset.


NOTE D--ACQUISITIONS AND DISPOSITIONS
In April 2000, the Company acquired the assets of a division of Pinnacle Software Corporation for consideration of $2.4 million, of which $2 million is payable in October, 2000, contingent upon certain performance measures. The acquired business includes an established workforce of 16 employees who have provided maintenance and enhancement services to some of the Company's higher education clients over the past 10 years, and includes Pinnacle's reporting solutions product that enhances the financial reporting and report distribution capabilities of universities using some of the Company's administrative applications.

In a transaction with JusticeLink/CourtLink in April 2000 the Company sold its eFile Management middleware for $4.0 million and an equity investment in the newly formed JusticeLink/CourtLink valued at $2.5 million. The Company recorded a pre-tax gain related to this sale of $6.0 million in other income during the quarter.

In June 2000, the Company sold its SCT Learning Suite distance learning course creation tools to WebCT, Inc., in return for common stock of WebCT valued at $2.5 million resulting in a pre-tax gain of $0.4 million, recorded as other income. As part of the transaction, the Company signed a noncompete agreement valued at $3.5 million. The Company also made an additional $10 million investment in preferred stock of WebCT. The total $16 million equity investment represents an 8.6% interest in WebCT. In addition, the Company could earn additional equity in WebCT in the future through performance-based compensation dependent on delivery of commitments from schools choosing WebCT as their primary supported enterprise-wide course tools platform.


NOTE E--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of net income per common share and net income per share - assuming dilution follows:

                                   For the Three Months   For the Nine Months
                                      Ended June 30,         Ended June 30,
                                      2000      1999         2000      1999
Numerator:
  Net income available to
     common stockholders,
     used for net income
     per common share              $11,298   $ 6,442      $ 8,710   $15,080

  Effect of dilutive securities:       598       554           --        --

   Net income available to
     common stockholders after
     assumed conversions           $11,896   $ 6,996      $ 8,710   $15,080
                                   =======   =======      =======   =======








Denominator:
  Denominator for net income
     per common share -
     weighted average shares        32,502    31,853       32,320    32,461

  Effect of dilutive securities:
     Employee stock options          1,355       939        1,257     1,050
     5% convertible debentures       2,834     2,834           --        --
                                   -------   -------      -------   -------
  Dilutive potential common shares   4,189     3,773        1,257     1,050

  Denominator for net income
     per share - assuming
     dilution                       36,691    35,626       33,577    33,511
                                   =======   =======      =======   =======

Net income per common share          $0.35     $0.20        $0.27     $0.46
                                     =====     =====        =====     =====
Net income per share -
     assuming dilution               $0.32     $0.20        $0.26     $0.45
                                     =====     =====        =====     =====

Potentially dilutive securities with an anti-dilutive effect (convertible debt the nine-month periods) are not included in the above calculations.

NOTE F--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the nine months ended June 30, 2000 and 1999, were approximately $39.2 million and $40.5 million, respectively. After capitalization, these amounts were approximately $36.1 million and $33.9 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $4.4 million and $4.1 million, respectively.

NOTE G--BUSINESS SEGMENTS
(in thousands)

The Company has four reportable segments: Global Education Solutions (GES); Global Government Solutions (GGS); Global Manufacturing & Distribution Solutions (M&DS); and Global Energy, Utilities & Communications Solutions
(EUC). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate related items, elimination of inter-segment transactions, intangibles and related amortization of assets purchased in business acquisitions, and results of non-reportable segments whose products and services serve different markets than the reportable segments. Interest and other income is not included in the revenue disclosures below.

Three months ended June 30, 2000
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $ 9,849  $14,678  $ 2,077  $ 3,669   $  666  $30,939
Software sales and
   maintenance and
   enhancements          23,105    4,677   10,424    8,797       --   47,003
Software services        13,937    2,132    6,142   12,652       64   34,927
                        -------  -------  -------  -------  -------  -------
External revenues        46,891   21,487   18,643   25,118      730  112,869
Intersegment revenues       278       12        6       --     (296)      --
Segment profit (loss)(a)  7,299    6,161    1,206    3,843      783   19,292

Three months ended June 30, 1999
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $10,577  $15,330  $ 1,675  $ 4,357   $2,083 $ 34,022
Software sales and
   maintenance and
   enhancements          24,161    1,951    6,042    7,494       31   39,679
Software services        13,317    2,884   11,623   13,600    4,989   46,413
                        -------  -------  -------  -------  -------  -------
External revenues        48,055   20,165   19,340   25,451    7,103  120,114
Intersegment revenues       234       74       12      728   (1,048)      --
Segment profit (loss)    11,325     (796)      78      831      448   11,886

Nine months ended June 30, 2000
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services   $ 31,032  $44,788  $ 7,387  $10,984   $2,199  $96,390
Software sales and
   maintenance and
   enhancements          64,446   13,113   20,755   17,913       --  116,227
Software services        41,258    7,808   22,499   38,548      504  110,617
                        -------  -------  -------  -------  -------  -------
External revenues       136,736   65,709   50,641   67,445    2,703  323,234
Intersegment revenues       870       36       18       --     (924)      --
Segment profit (loss)(a) 14,351    7,458   (4,230)   2,054   (4,059)  15,574

Nine months ended June 30, 1999
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services   $ 30,939  $46,094  $ 5,445  $13,081  $ 6,339 $101,898
Software sales and
   maintenance and
   enhancements          71,548    9,027   17,607   18,744      127  117,053
Software services        36,121    7,730   32,995   39,982    9,874  126,702
                        -------  -------  -------  -------  -------  -------
External revenues       138,608   62,851   56,047   71,807   16,340  345,653
Intersegment revenues       453      153       30    2,027   (2,663)      --
Segment profit (loss)    32,637      883   (1,996)  (2,367)  (2,242)  26,915

(a) The GGS three and nine-month periods include a pre-tax gain of $6.0 million related to the eFile Management middleware sale. The All Other three and nine-month periods include a pre-tax gain of $0.4 million related to the sale of the SCT Learning Suite tools.


NOTE H--COMPREHENSIVE INCOME
(in thousands)

Total comprehensive income is comprised of:

                                        Three Months           Nine Months
                                           Ended                  Ended
                                          June 30,               June 30,
                                       2000      1999         2000      1999

Net income                          $11,298    $6,442       $8,710   $15,080
Other comprehensive income (loss)        28       (50)        (408)     (109)
                                    --------  --------     --------  --------
Total Comprehensive Income          $11,326    $6,392       $8,302   $14,971

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

During fiscal year 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101). The SAB provides examples of how the staff applies the criteria to specific fact patterns such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet.
In addition, the SAB provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2001. The adoption of SAB 101 is not expected to have a significant impact on the Company's results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The company is required to adopt the Interpretation on July 1, 2000. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of Interpretation 44 is not expected to have a significant impact on the Company's results of operations.

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.   Nine Mos.  Three Mos.  Nine Mos.
                                  Ended        Ended      Ended      Ended
                                 June 30,     June 30,  June 30   June 30
                                2000  1999   2000  1999
Revenues:
Outsourcing services             26%   28%    29%   29%      (9%)      (5%)
Software sales                   20%   16%    15%   17%      19%      (18%)
Maintenance and enhancements     19%   17%    21%   17%      18%       17%
Software services                29%   39%    33%   37%     (25%)     (13%)
Other                             6%   --      2%   --     5299%      432%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      --        (5%)

Expenses:
Cost of services, sales and
   maintenance and enhancements  59%   66%    67%   67%     (12%)      (6%)
Selling, general and
   administrative                24%   22%    26%   24%       9%        5%
Equity in losses of affiliates   --     1%     1%   --     (100%)      295%
Restructuring charges            --    --     --    --       --        --
Interest expense                  1%    1%     1%    1%      (1%)      (2%)
Income (loss) before
   income taxes                  16%   10%     5%    8%      62%      (42%)


The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category and the total gross profit as a percentage of total revenue (excluding interest and other income). The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software sales.

                                      Three Months          Nine Months
                                         Ended                 Ended
                                        June 30,              June 30,
                                      2000   1999           2000   1999

Gross Profit:
   Outsourcing services                15%    20%            16%    21%
   Software sales and maintenance
      and enhancements                 59%    46%            47%    46%
   Software services                   30%    33%            30%    29%
                                       ---    ---            ---    ---
   Total                               38%    34%            32%    32%


Revenues:
The 9% and 5% decreases in outsourcing services revenue in the third quarter and first nine months of fiscal year 2000, respectively, compared with the prior year periods, are primarily the result of the termination of a contract and decreased non-recurring services provided under other contracts in the fiscal year 2000 periods compared with the fiscal year 1999 periods.

Software sales increased 19% in the third quarter of fiscal year 2000 due to increases in the process manufacturing and distribution, energy and utilities, and government markets. These increases were offset by decreases in the higher education market.

Software sales decreased 18% in the first nine months of fiscal year 2000 compared to the prior-year period due to the significantly decreased licenses in each of the Company's markets in the first quarter of fiscal year 2000, as well as, the decreases in licenses in the education market in the second and third quarters. The Company believes the first quarter decrease was primarily the result of a year 2000 slowdown in enterprise application software licensing.

The 18% and 17% increases in maintenance and enhancements revenue in the third quarter and first nine months of fiscal year 2000, respectively, were the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue decreased 25% and 13% in the third quarter and first nine months of fiscal year 2000, respectively, compared to the prior-year periods primarily as the result of decreased implementation and integration services performed in the process manufacturing and distribution and energy and utilities markets and decreased year 2000 services provided to other markets. The implementation and integration services decreases were primarily the result of decreased licenses at the end of fiscal year 1999 and in the first quarter of fiscal year 2000.

The increases in interest and other revenue in the third quarter of fiscal year 2000 are attributable to the pre-tax gains on the sale of the Company's eFile Management middleware and SCT Learning Suite products totaling $6.4 million.

Gross Profit:
Gross profit increased as a percentage of total revenue (excluding interest and other income) from 34% for the third quarter of fiscal year 1999 to 38% for the third quarter of fiscal year 2000. The total gross profit percentage increased primarily because of increases in the software sales and maintenance and enhancements gross profit, which makes up the greatest portion of the Company's gross profit. The increase is the result of increased license fee and maintenance and enhancements revenues during the quarter and continued cost controls implemented in the first quarter. This increase was partially offset by decreases in the software services' and outsourcing services' gross profits. The software services' and outsourcing services' gross profits decreased primarily as a result of decreased revenues without a commensurate decrease in fixed expenses. The outsourcing services' gross profit was further reduced by a cost overrun on one contract during the quarter.

Although the gross profit as a percentage of revenues was 32% for the nine months ended June 30, 2000 and 1999, the components of the gross profit changed from fiscal year 1999 to fiscal year 2000. The gross profit for software sales increased slightly as a result of increased license fees in the third quarter of fiscal year 2000. The software services' gross profit also improved slightly for the nine months ended June 30, 2000 compared with the nine months ended June 30, 1999 primarily as a result of improved efficiencies in the first and second quarters of fiscal year 2000. The outsourcing services' gross profit decreased primarily as result of decreased revenues in fiscal year 2000 compared with the prior-year period and several adjustments recorded in the second quarter of fiscal year 2000 related to certain contract provisions.


LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $40.6 million and $31.1 million at June 30, 2000 and September 30, 1999, respectively. Cash provided by operating activities was $22.6 million for the first nine months of fiscal year 2000 compared with cash used of $12.7 million for the first nine months of fiscal year 1999. Operating cash flows increased in fiscal year 2000 primarily as a result of (1) increases in accounts receivable and other current assets, primarily current tax assets, that were smaller in the fiscal year 2000 nine-month period compared with the fiscal year 1999 nine-month period and (2) increases in deferred revenue. The smaller increases in accounts receivable and current tax assets were the result of decreased revenues and net income. The increase in deferred revenue was primarily the result of a pre-payment on maintenance services by a client in the energy and utilities market.

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of non-critical programs. The restructuring was considered necessary in light of significantly decreased license fees in the first quarter. During the quarter ended December 31, 1999, the Company accrued $1 million, of which $157,000 remains at June 30, 2000, related to severance and termination benefits based on a termination plan developed by management in consultation with the Board of Directors in December 1999. In January 2000, the Company terminated approximately 100 employees engaged in marketing, administrative, special programs and development functions, representing all the terminations contemplated by the plan. The Company began to experience cost savings related to the restructuring in the second quarter of fiscal year 2000.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone based. During the beginning of a typical outsourcing services contract, services are performed and expenses are incurred by the Company at a greater rate than in the later part of the contract. Billings usually remain constant during the term of the contract and, in some cases, when a contract term is extended, the billing period is also extended over the new life of the contract. In certain software services contracts, services are performed by the Company but cannot be billed until a milestone is attained. Revenue is usually recognized as work is performed. The resulting excess of revenues over billings is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As an outsourcing services contract proceeds, services are performed and expenses are incurred at a lesser rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable, as will the achievement of a milestone in a systems integration services contract, although additional unbilled accounts receivable will continue to build based on the terms of the contracts. The remaining unbilled accounts receivable balance is comprised of software sales for which product has been shipped and revenue has been recognized but amounts have not been billed due to the contractual payment terms established. These unbilled balances are generally billed within one year.

Cash used in investing activities was $25.5 million for the first nine months of fiscal year 2000 compared with cash provided by investing activities of $21.1 million in fiscal year 1999. The primary uses of cash in the nine months ended June 30, 2000 were the purchase of short-term and long-term investments, the purchase of property and equipment, and software capitalization. Purchases of property and equipment and software capitalization have been curtailed in fiscal year 2000. Fiscal year 2000 total property and equipment purchases are expected to remain below fiscal year 1999 levels. In the first nine months of fiscal year 1999 cash was provided by the sale and maturity of available-for-sale investments and used for the fit-up and remodeling of a new office building in the Company's Malvern campus and construction of a new building adjacent to the Company's existing building in Columbia, SC.

Cash provided by financing activities of $3.1 million for the first nine months of fiscal year 2000 consists primarily of proceeds from the exercises of stock options. During the fiscal year 1999 period, the primary use of cash was the repurchase of Company stock.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2002 with optional annual renewals. There were no borrowings outstanding at June 30, 2000 or September 30, 1999. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

Acquisitions and Dispositions:
In April 2000, the Company acquired the assets of a division of Pinnacle Software Corporation for consideration of $2.4 million, of which $2 million is payable in October, 2000, contingent upon certain performance measures. The acquired business includes an established workforce of 16 employees who have provided maintenance and enhancement services to some of the Company's higher education clients over the past 10 years, and includes Pinnacle's reporting solutions product that enhances the financial reporting and report distribution capabilities of universities using some of the Company's administrative applications.

In a transaction with JusticeLink/CourtLink in April 2000 the Company sold its eFile Management middleware for $4.0 million and an equity investment in the newly formed JusticeLink/CourtLink valued at $2.5 million. The Company recorded a pre-tax gain related to this sale of $6.0 million in other income during the quarter.

In June 2000, the Company sold its SCT Learning Suite distance learning course creation tools to WebCT, Inc., in return for common stock of WebCT valued at $2.5 million resulting in a pre-tax gain of $0.4 million, recorded as other income. As part of the transaction, the Company signed a noncompete agreement valued at $3.5 million. The Company also made an additional $10 million investment in preferred stock of WebCT. The total $16 million equity investment represents an 8.6% interest in WebCT. In addition, the Company could earn additional equity in WebCT in the future through performance-based compensation dependent on delivery of commitments from schools choosing WebCT as their primary supported enterprise-wide course tools platform.

Investment in Campus Pipeline, Inc.:
Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc., and, as of June 30, 2000, held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 41%. Therefore the Company has accounted for its investment using the equity method of accounting. During the first six months of fiscal year 2000, the Company recorded its proportionate share, $4.8 million, of the affiliate's losses up to the point that its investment was reduced to zero. The Company will not record any additional future losses of Campus Pipeline and any future earnings will not be recorded until the cumulative unrecorded losses are offset.

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

During fiscal year 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101). The SAB provides examples of how the staff applies the criteria to specific fact patterns such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet.
In addition, the SAB provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2001. The adoption of SAB 101 is not expected to have a significant impact on the Company's results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The company is required to adopt the Interpretation on July 1, 2000. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of Interpretation 44 is not expected to have a significant impact on the Company's results of operations.

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

Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; the Company's ability to complete fixed-price contracts profitably; market acceptance of the Campus Pipeline and WebCT products; the ability of Campus Pipeline and WebCT to meet development and implementation schedules and enhance their products over time; and the Company's ability to integrate the Campus Pipeline and WebCT products with the Company's products cost-effectively and on a timely basis.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative or qualitative disclosures for fiscal year 2000. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 1999.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II

Item 6 (a).   Exhibits

Exhibit 27 - Financial Data Schedule


Item 6 (b).   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended June 30, 2000

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 08/11/00                 /s/  Eric Haskell
                         ________________________________



                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer