Form 10-K405
period 2000-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2000-12-21
CIK 707606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2000    Commission File No. 0-11521

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes     X        No ______
                                            ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                          $379,773,687 at December 4, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          32,773,687 shares at December 4, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 2001 is incorporated by reference to the extent provided in Part III, Items 10-13.

                                TABLE OF CONTENTS

                                                                                        Page
Item Number and Caption                                                                Number
                                                                                       ------
PART I

Item 1.       Business
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders


PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.       Selected Financial Data
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9.       Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure


PART III

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Item 13.      Certain Relationships and Related Transactions


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1. BUSINESS.

         Systems & Computer Technology Corporation ("SCT" or the "Company"), incorporated in Delaware in 1968, develops, licenses, and supports enterprise software and provides a range of information technology services, including outsourcing, systems implementation, systems integration and maintenance and enhancements. The Company's primary markets are higher education; process manufacturing and distribution; energy and utilities; and state and local government.

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

         Banner(R), SCT(R), BillGen(R) and EnerLink(R) are registered trademarks of the Company, and Adage(TM), Fygir(TM), Plus(TM) and SCT Synchro(TM) are trademarks of the Company. SCT OnSite(R) is a registered service mark and SinglePoint SolutionsSM is a service mark of the Company. All other trade names referenced herein are the service marks, trademarks or registered trademarks of their respective companies or organizations.

Markets

         In fiscal year 2000, approximately 44% of the Company's revenues were derived from the higher education market; approximately 20% were derived from the state and local government market; approximately 21% were derived from the energy and utilities market; and approximately 15% were derived from the process manufacturing and distribution market. The principal markets for the Company's offerings are in the United States. In fiscal year 2000, the Company's foreign operations represented approximately 5% of revenues and the Company's export sales represented approximately 4% of revenues.

Higher Education

         The Company provides information technology services and application software to higher education institutions. SCT has developed substantial functional knowledge and technical expertise about the information technology requirements of higher education institutions.

         SCT primarily targets the approximately 2,000 North American English-speaking institutions of higher education with enrollments greater than 2,000 students for its software and services (of which approximately 300 are potential candidates for SCT's outsourcing services), and licenses its application software products to higher education institutions in other geographic areas, primarily in Europe, Australia and South America. The Company serves these markets with its Banner, Plus, Plus/IDMS and Web administrative software offerings; with the products of certain third parties, including the Campus Pipeline Web platform and portal software product, which the Company markets on behalf of Campus Pipeline, Inc., and the WebCT e-learning tools and e-learning hub, which the Company markets on behalf of WebCT, Inc.; and with SCT's service offerings.

State and Local Government

         The Company serves its primary target market of approximately 1,000 US-based government entities primarily with its SCT services offerings; with the SCT Courts application software suite, including the recently-acquired JUROR jury management system; with the Netgov electronic government solution, which the Company markets on behalf of Netgov.com; with CourtLink eFile management middleware, which the Company markets on behalf of CourtLink Corporation; and the Company's AS400 administrative systems.

         The information technology services and application software markets for state and local government jurisdictions are highly fragmented, with many competitors, including in-house computing departments of governments, custom software programmers, large and small outsourcing and technical service providers as well as packaged application software companies. State and local governments, which tend to be conservative in their decisions regarding capital expenditures and long-term contracts, are influenced by the acceptance by other governments of a particular company's product or service.

Energy and Utilities

         The Company provides administrative and supply chain application software and services to the energy and utilities market. SCT's target market includes approximately 1,000 US-based water, gas, and electric utilities. The Company believes that deregulation of the utility market is driving significant investment in information technology and customer services. Clients include municipalities, investor-owned utilities, and energy services companies.

Process Manufacturing and Distribution

         SCT offers its iProcess.sct end-to-end e-business solution to process manufacturers and distributors in industries such as food and beverage, chemicals, pharmaceuticals and consumer packaged goods. The advantages of the iProcess.sct solution are its fundamental process industry capabilities and the tight integration of its components: SCT Internet Business Suite, Fygir Supply Chain Planning Suite, and Adage ERP Supply Chain Execution Suite. The SCT Internet Business Suite is designed specifically for the Web using technologies such as Java, Dynamic HTML and XML to help process manufacturers and distributors use the Internet to strengthen supply chain relationships and open new channels of distribution. The SCT Fygir Supply Chain Planning Suite provides Web-enabled, collaborative demand planning; supply chain network optimization; strategic network design and analysis; and tactical supply chain optimization. The SCT Adage ERP Supply Chain Execution Suite is the transactional backbone for the iProcess.sct solution and provides functionality including manufacturing, sales, procurement, financials, accounting and business intelligence. The iProcess.sct components are designed to be used together or in a best-of-breed scenario where they are implemented in conjunction with other solutions such as SAP R/3.

         Fiscal 2000 marked the release of the Company's iOrder.sct offering, the first component of the SCT Internet Business Suite. iOrder.sct enables process industry manufacturers and distributors to deploy a complete business-to-business, self-service, e-commerce solution and supports a range of self-service transactions across the order-to-cash business process.

         SCT also markets services to the process manufacturing industry. SCT targets the approximately 8,000 process manufacturers and distributors that have over $100 million in annual revenue.

Services and Products

         The Company's revenues are derived from several sources: Outsourcing services, software licenses, software services, and maintenance and enhancements.

Outsourcing Services

         The Company provides OnSite services, which are comprised of a range of information technology outsourcing services including end-user computing solutions, network management, applications outsourcing, computer operations management, and business process outsourcing. These services are designed to assume total or partial control and responsibility of clients' information resources, generally on a long-term basis. The Company provides management, staffing and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

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

         Contracts for outsourcing services may be either on a fixed price or time and materials basis, and generally cover an initial period of three to seven years. Fixed-price contracts require the Company to perform specified services for a fixed payment, generally subject to annual adjustments to reflect inflationary cost increases. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform an outsourcing services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in limited cases, the Company could suffer a loss. As many government and quasi government clients are restricted from incurring binding commitments which extend beyond their current annual budgets or appropriations, contracts often include a "fiscal funding" provision which provides for the reduction or termination of services commensurate with reductions in a client's allocated funding. The Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions.

         The Company also offers its SinglePoint Solutions to assist utilities and energy companies in serving the newly deregulated utility market. By combining software applications, information technology outsourcing and operations management, a utility or energy service company can access SCT's customer management application software products to assist it in operating its business.

Software Licenses

         The Company develops and licenses application software to each of its served vertical markets. The component applications of the Banner product line are developed for an Oracle relational database environment. The Adage ERP Supply Chain Execution Suite is an object based, supply chain execution/ERP system which provides multi-site functionality using a number of relational database platforms including Oracle and Microsoft SQL Server. The Fygir software is an object based, APS system which uses client/server technology and operates with a number of ERP relational database platforms. The following are the Company's key application software products:

         Banner is SCT's leading software solution for administrative computing in higher education. It is available in both client/server and Internet-native technologies. This suite of software applications is built with a business process orientation and a business enterprise focus. The software enables institutions to process student information including financial aid, student records, admissions, and registration in a centralized or distributed information environment using workflow, imaging and self service on the World Wide Web. In addition, Banner offers systems to assist with common administrative functions, including human resources, financial management, and alumni development. Plus offers a similar suite of Web-enabled administrative applications, but which operate within traditional mainframe and minicomputer-based institutions.

         Banner and Plus Web Applications. SCT's Web applications address client requirements for decentralized routine processing and inquiry while maintaining centralized control of information and access. These applications are currently available for the higher education market under the product names Web for Students, Web for Employees, Web for Executives, Web for Alumni, and Web for Faculty & Advisors. Students can check the availability of courses, build a schedule, and register on line; apply for financial aid; apply for admissions; and determine admission status. Information about their grades, schedules, and transcripts is available and they can query the system about their account balances.

         Campus Pipeline. Campus Pipeline is an Internet Web platform and portal product that allows higher education users, including students, prospective students, faculty, and staff to access the Internet from a customized home page that integrates with SCT's Web-based application products. During a limited introductory period, institutions can elect to obtain a license under a fee-waived basis, in exchange for which the institution agrees to allow commercial providers of goods and services to advertise their offerings on the user's home page, or on a fee-paid basis under which no or limited advertising is permitted. The Campus Pipeline product is owned by Campus Pipeline, Inc., an entity in which SCT has an investment as a shareholder, and is marketed by the Company under the terms of an agreement with Campus Pipeline.

         WebCT. In June 2000, SCT entered into an agreement with WebCT, Inc. ("WebCT") to market, on an exclusive basis for a period of three (3) years, that company's WebCT(TM) e-learning tools and e-learning hub to the SCT higher education client base. WebCT is a leading provider of Web-based course tools, community, content, and commerce to the higher education marketplace. As part of the transaction, SCT sold its rights to SCT Learning Suite, the Company's learning management tools, to WebCT, and invested $10 million in WebCT. In exchange, the Company received an equity interest in WebCT of less than 10%, with the right to increase its ownership interest if the Company attains certain WebCT product performance-based sales objectives. SCT and WebCT are providing data messaging software that provides real-time integration between SCT administrative systems and the WebCT learning management application. SCT anticipates that its existing SCT Learning Suite customers will migrate to the WebCT learning platform.

         Banner for Energy and Utilities. SCT provides a suite of Banner software applications to gas, electric, water, waste water, refuse, and other utilities. This software is Web-enabled and rule-based, can be quickly adapted for changes in business strategy, and provides energy companies and utilities with customer management, marketing, and supply chain management tools to support their changing needs and competitive requirements. SCT Banner CMS assists energy companies and utilities in providing customer service, responding to customer inquiries, supporting new service offerings, generating accurate and timely billing, and managing resources. The Company also offers SCT Banner Customer Target+ for energy and utility marketing programs; SCT Banner Customer eLink for deregulated consumption and supply contract management; and SCT Banner Customer Web Access for customer self-inquiry and administration.

         In August 2000, SCT acquired the EnerLink business unit from Science Applications International Corporation. EnerLink is a complex billing and rates management software developer for the energy and utilities market. The SCT/EnerLink solution enables SCT to provide increased charge-handling and billing capabilities for electric and gas utilities. Built for flexibility, SCT/EnerLink supports real-time energy pricing and meter-data acquisition, and enables gas and electric providers to bring innovative rate offerings to market quickly. The solution meets industry-standard protocols for interval data recorders and supports billing of virtually any rate. The SCT/EnerLink suite includes three applications: BillGen(R) (a back-office billing engine), EnerLink CS(TM) (a decision-support and marketing tool), and EnerLink.net(TM) (a customer-access interface for energy-use analysis). The solution interfaces to SCT Banner, SCT Synchro, or a client's legacy billing system.

         SCT Synchro for Energy and Utilities. In fiscal 2000, the Company completed the development of SCT Synchro, a Web-enabled n-tiered customer management and fulfillment suite based upon the Microsoft component architecture. This architecture supports a Web-browser-based desktop client and the NT/SQL Server operating and database systems, which are becoming standards for key energy and utility market segments both in the United States and abroad.

         SCT Courts. During fiscal 2000, the Company continued to enhance its Courts case management product, which helps streamline complex court processing by automating functions such as docketing and scheduling. In addition, the Company sold its eFile Management middleware to CourtLink Corporation ("CourtLink"), an electronic courts filing product and services provider, for cash and a small equity investment in CourtLink, and entered into a strategic alliance with CourtLink to market the product in connection with the Company's courts software and services offerings. The eFile Management middleware complements CourtLink's e-filing and access solution for the government market by integrating e-filing and Web access with a court's case and document management applications.

         During fiscal 2000, the Company also entered into a strategic marketing agreement with Netgov.com, an electronic government leader, to market Netgov's electronic government solution with the Company's products and services. In exchange, the Company will receive cash and a small equity interest in Netgov. The Netgov electronic government solution components in conjunction with the Company's products and solution services create a comprehensive electronic government offering.

         In November 2000, the Company acquired Omni-Tech Systems Ltd., the developer of JUROR for Windows, a leading jury management software solution for the justice market, for $3.3 million in the form of cash and a note payable. JUROR for Windows is a comprehensive jury management solution that was developed using Sybase's PowerBuilder Enterprise series object-oriented development tool and is an open client/server system. It presides over all aspects of jury management from the creation of pools of eligible jurors to the calculation of jury payroll, and helps to streamline the jury management process and free court staff from repetitive manual and paper-based tasks. The Company plans to integrate the JUROR product with the Company's case and financial management system so that the products share key case, scheduling and disposition information. The acquisition and the integration of the Company's software products should strengthen SCT's position as a single-source provider of digital justice solutions.

         iProcess.sct. As part of its iProcess.sct suite, SCT offers its supply chain management solutions, Adage supply chain execution/ERP software and Fygir supply chain planning/APS software, to the process industries. Adage consists of objects configured around industry-specific business and supply chain processes. Adage enables users to integrate enterprise functions such as planning, production execution, forecasting, procurement, formula and process management, inventory management, customer service, customer order management, logistics, distribution, finance and accounting. Adage is designed to meet the specific requirements of process manufacturers including food and beverage, chemicals, metals, minerals, and consumer packaged goods manufacturers on the Windows NT and UNIX platforms. The Fygir products suite consists of Advanced Planning, Advanced Scheduling and Demand Planning functionality. The Fygir products enable users to improve their supply chain management performance and make their manufacturing process more efficient by applying mathematical techniques to optimize the supply chain. Fygir is designed to meet the specific requirements of process manufacturers including food and beverage, chemicals, consumer packaged goods and pharmaceutical manufacturers and runs on the Windows NT platform.

         Oracle. The Company currently has an agreement with Oracle Corporation allowing the Company to sublicense a limited use Oracle system, which enables a client to use Oracle with Banner at a significantly lower cost than a full-use Oracle license. The agreement expires in July 2003. The Company's results of operations could be adversely affected if Oracle's market acceptance declined or its customer base eroded.

Software Services

         The Company provides a range of professional support services, including systems implementation, modification, training and support; consulting services; and information systems planning and integration. When obtaining a license to use SCT's application software, clients typically purchase a variety of software support services, such as installation, training and other client support activities. The Company also provides data conversion, customization and systems integration services. Contracts for these services are typically longer in term than those for software support services and shorter in term than those for information technology outsourcing services. The Company also markets separate service offerings covering areas such as consultative assistance and disaster recovery services, thereby allowing for scalable contracts based upon client need.

         Contracts for software services may be either on a fixed price or time and materials basis. Fixed-price contracts require the Company to perform specified services for a fixed payment. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform a software services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in limited cases, the Company could suffer a loss.

Maintenance and Enhancements

         In addition to a license of the Company's application software, clients typically enter into a maintenance agreement with the Company, usually for terms ranging from one to seven years, which entitles the client to telephone support, regulatory updates and functional and technical enhancements. The annual maintenance fee generally is 15% to 20% of the license fee, and generally increases each year by a specified percentage.

Product Development

Research and Development

         SCT devotes substantial resources to product development in order to address evolving clients' needs and provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, the Internet, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 2000, 1999 and 1998 were approximately $52,362,000, $53,961,000 and $39,203,000, respectively. After capitalization approximately $48,496,000, $44,913,000 and $31,188,000, respectively, of these amounts were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs (which are not included in the aforementioned amounts) amounted to approximately $6,146,000, $5,208,000 and $4,924,000, respectively.

Development Strategies

         For the higher education market, the Company, in consultation with a group of college and university advisors, has begun development of an object oriented, Web-based system that will expand the Company's higher education solutions to move beyond a transaction management system and into an interaction management system designed to help clients leverage relationships with their key constituents. This offering, which is to be comprised of a new information system, and a knowledge system that could also be offered in conjunction with Banner, is being developed using industry standards such as CORBA and J2EE Enterprise Java Beans and will use a distributed component architecture and industry standard databases such as Oracle, IBM DB2, and Microsoft SQL Server.

         For the manufacturing/distribution market, the Company is developing an Internet Business Suite, which is a business-to-business eCommerce solution that links with back end ERP and supply chain applications. The Company's i.wireless.sct offering will allow certain iProcess.sct functionality to operate on personal digital assistant ("PDA") technology. The Company is enhancing the iProcess.sct suite to enable Internet-based procurement, fulfillment, replenishment, and customer relationship management capability. The Company is also continuing development on its Fygir Demand Planning product, a demand forecasting solution which will extend and complement its current Fygir products and will support Web-based forecast analysis, a key element of supply chain planning.

         For the energy and utilities market, in November 2000, the Company released SCT Synchro, a Web-enabled n-tiered customer management and fulfillment suite based upon the Microsoft component architecture. This architecture supports a Web browser based desktop client and the NT/SQL Server operating and data base systems which are becoming standards for key utility market segments both in the United States and abroad. The Company is developing an Internet business offering, known as iConverge.sct, focused on the deregulated utility marketplace. The iConverge.sct suite will include eDash, a management-focused offering; eCSR, to be used primarily by a utility's customer service representatives; and eEnroll, providing functionality aimed at the procurement and retention of customers in a deregulated environment.

         For the state and local government market, SCT continues development work on its eTraffic.sct offering. Integrated with the SCT Courts product suite, eTraffic.sct will enable individuals to pay traffic fines by telephone, through integrated voice response capability, or through the Internet. The Company is also developing Public Attorney, a complementary offering to the SCT Courts product series that will enable public defenders and prosecuting attorneys to manage caseloads on an interactive basis.

General

         The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

         The Company attracts clients primarily through the following means: its own sales force of approximately 200 direct salespersons and support staff, of which approximately 170 are engaged primarily in selling software licenses and related services; approximately 10 are dedicated primarily to selling the Company's SCT OnSite, systems integration, and certain professional services; and approximately 20 serve to support both sales groups; referrals from existing clients and others; and active participation in industry conferences, trade shows and seminars within its markets. SCT International, headquartered in London, England, operates as an international extension of the four industry market units. In the higher education, energy/utilities and process manufacturing and distribution markets, the Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

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

         In the outsourcing services business, the Company competes with several large providers of services, including International Business Machines Corporation ("IBM"), Electronic Data Systems Corporation ("EDS"), and Affiliated Computer Services, Inc., as well as smaller providers, such as Collegis, Inc. in the education market. In the software services business, the Company competes with several large providers of systems integration services, including IBM, EDS, Unisys, Andersen Consulting, Cambridge Technology Partners and the so-called Big Five accounting firms, as well as smaller providers of software consulting services. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation and price.

         In the application software business, the Company competes with other providers of packaged application software and companies offering to develop custom software. Competition also varies by vertical market. Within the higher education market, the Company's principal competitors are Datatel, PeopleSoft, Oracle, SAP, and Jenzebar.com. The local government and utility markets are highly fragmented and competition varies significantly within these markets depending upon the customers' computing platforms. Competitors in the local government market include Unisys Corporation, IBM, Progressive Solutions, Inc., Crawford Consulting, and Justice Systems Inc. Competitors in the energy/utilities market include SAP, Severn Trent, ORCOM, SPL, IBM and Andersen Consulting. The manufacturing/distribution market is highly competitive and competitors include SAP, PeopleSoft, Invensys, Oracle, J.D. Edwards, Ross, QAD Systems, I2, Manugistics, and Logility. Competitive factors in all the software markets served by the Company include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.

Backlog

         At September 30, 2000, the revenues expected to be received by SCT under outsourcing services contracts, which are based on proposed budgeted amounts in those contracts, and under software license and services agreements, including systems integration, enhancements, maintenance, support services, and software implementation, modification and training, amount to approximately $791 million, as compared to approximately $682 million at September 30, 1999, and extend through December 31, 2008. Of the $791 million, approximately $307 million is expected to be recognized in fiscal 2001. Approximately $356 million of the $791 million applies to outsourcing services contracts. These amounts include, in connection with outsourcing services contracts, any guaranteed minimum price increases provided in the contracts.

         SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of customers in its targeted markets. Any such reductions could impact new contracts as well as existing contracts. Certain educational institutions and government jurisdictions cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 2000 includes approximately $226 million of outsourcing services contracts with fiscal funding clauses.

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

Employees

         As of September 30, 2000, the Company employed approximately 3,400 employees, of which approximately 1,000 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 20 employees at one client site. The Company considers its relationship with its employees to be satisfactory.

         When the Company receives a new OnSite services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.

Executive Officers of SCT

         The Executive Officers of SCT are as follows:

                                                                          Position and Office
         Name                                  Age                        Currently Held
---------------------------                    ---               -----------------------------------
Michael J. Emmi                                58              Chairman of the Board, President and Chief Executive Officer;
                                                               Director

Michael D. Chamberlain                         56              President, Global Operations; Director

Eric Haskell                                   54              Senior Vice President, Finance & Administration, Treasurer, and
                                                               Chief Financial Officer

Richard A. Blumenthal                          52              Senior Vice President, General Counsel and Secretary

Mark A. Cochran                                43              Senior Vice President, Human Resources & Organizational Strategy

Jerry A. Smith                                 41              Senior Vice President and Chief Technology Officer

Frank C. Tait                                  42              Senior Vice President, Global Marketing Solutions

         Officers are appointed by the Board of Directors, typically at its first meeting after the annual meeting of shareholders for such terms as the Board of Directors shall determine or until their successors have been elected and have qualified.

Business Experience During the Past Five Years of Each Executive Officer


         Michael J. Emmi has served as Chairman of the Board, President and Chief Executive Officer of the Company since May 1985. He is also a director of CompuCom Systems, Inc., Safeguard Scientifics, Inc. and CDI Corporation.

         Michael D. Chamberlain has served as a director of the Company since July 1989. He has served as President, Global Operations since July 1999 and, prior to that appointment, had been President of the SCT Software Group since May 1994.

         Eric Haskell has served as Senior Vice President, Finance & Administration, Treasurer and Chief Financial Officer of the Company since July 1990, and prior thereto, as Vice President, Finance & Administration, Treasurer and Chief Financial Officer since March 1989. He is a director of ESPS, Inc.

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

         Frank C. Tait has served as Senior Vice President, Global Marketing Solutions since December 1999. He was Vice President, Marketing for the Company's Education market unit from May 1994 to December 1999; and prior thereto, served in a variety of product management, software development and consulting positions for the Company since 1982.

ITEM 2.  PROPERTIES.

         SCT occupies four adjacent buildings and a portion of a fifth building in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company's corporate headquarters in Malvern, Pennsylvania is located in one of the five buildings referenced above in an approximately 47,000 square-foot facility owned by the Company. Of the remaining four adjacent office buildings, the Company owns an approximately 56,200 square-foot facility, used by its education market unit, leases an approximately 48,900 square-foot facility, used for general corporate operations, under a lease which expires in August 2005, leases an approximately 70,000 square-foot facility, used by its process manufacturing and distribution market unit, under a lease which expires in November 2008 and leases 10,050 square feet of an approximately 95,000 square foot facility that is used for general corporate operations.

         In October 1998 the Company entered into a ten-year lease for an approximately 73,900 square foot office building, used for its general corporate operations, in Frazer, Pennsylvania, which is near its Malvern campus.

         The Company owns and occupies an approximately 45,000 square-foot facility in Rochester, New York that is used by its education market unit. In Lexington, Kentucky, the Company leases an approximately 55,400 square foot facility, used by its government market unit, under a lease which expires in March 2004. In Columbia, South Carolina, the Company owns and occupies both an office facility containing approximately 60,000 square-feet and another containing approximately 80,000 square feet, and has various leases for an aggregate of approximately 27,700 square feet which expire on various dates through September 2002, all of which are used by the Company's energy and utilities market unit. In December 1998, the Company purchased an additional nine acres in Columbia, South Carolina to allow for future growth. SCT leases offices in various cities throughout the United States including an approximately 37,000 square foot facility in San Diego, California, which expires in December 2002; and also leases office space, used by the various market units, in Atlanta, Georgia; London, England; Manchester, England; Sophia, France; and Rijswijk, the Netherlands.

         SCT believes that its facilities are adequate for its present business needs.

ITEM 3. LEGAL PROCEEDINGS.

         For information regarding litigation brought against the Company by Unisys Corporation in connection with the Company's position as a subcontractor to Unisys in providing certain software and related services for Broward County, Florida, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Subsequent Event/Contingency.

         The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SCT's Common Stock is traded on the Nasdaq Stock Market under the symbol "SCTC". The following table sets forth its high and low sale prices on the Nasdaq Stock Market for the specified quarter.

Year ended September 30, 2000            HIGH          LOW
1st quarter                              19 1/4        10
2nd quarter                              28 3/8        12 1/2
3rd quarter                              24 5/8        14 3/4
4th quarter                              20 1/2        16 5/8

Year ended September 30, 1999            HIGH          LOW
1st quarter                              22            8 1/2
2nd quarter                              14 3/4        7 13/16
3rd quarter                              18            9 1/4
4th quarter                              19 1/2        12 1/4

The approximate number of stockholders of record of SCT's Common Stock as of September 30, 2000, was 450.

SCT has not paid any dividends for more than the last two fiscal years. The Company's revolving credit agreement prohibits the Company from declaring or paying any dividends other than stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA.


(in thousands, except per share amounts)                                     Year Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                     2000*            1999             1998**           1997             1996
                                                   ----------------------------------------------------------------------------
Revenues                                           $435,980         $466,211         $403,668         $290,046         $215,258
Income before income taxes                           15,437           35,416           38,232           38,617           16,003
Provision for income taxes                            6,809           16,117           16,858           15,726            6,884
Net income                                            8,628           19,299           21,374           22,891            9,119
Net income per common share                            0.27             0.59             0.64             0.76             0.32
Net income per share - assuming dilution               0.26             0.58             0.59             0.69             0.31
Common shares outstanding                            32,391           32,494           33,532           29,996           28,140
Common shares outstanding - assuming dilution        33,624           33,531           36,035           34,124           33,090
Working capital                                    $143,364         $134,561         $151,017         $ 83,217         $ 67,389
Total assets                                        368,123          335,052          332,954          209,704          163,259
Long-term debt                                       77,521           78,232           78,425            2,549           31,590
Stockholders' equity                                201,437          188,276          182,922          150,425           96,796

* Includes a pretax gain on the sale of assets of $5,988 and a pretax charge of $5,759 related to litigation.

** Includes a pretax charge of $16,063 for purchased research and development. Results without the charge for purchased research and development would have been net income of $31,815 and net income per share - assuming dilution of $0.88.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. For specific policies and breakdowns, refer to the consolidated financial statements and disclosures. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview
--------------------------------------------------------------------------------

Systems & Computer Technology Corporation (the "Company") develops, licenses, and supports a suite of enterprise software; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company's markets are higher education, government, process manufacturing and distribution, and energy and utilities. The Company's focus on four vertical markets enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

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

The Company provides information technology outsourcing services, which are comprised of a range of information technology areas including end-user computing solutions, network management, applications outsourcing, and business-process outsourcing. These services are designed to assume total or partial control and responsibility for clients' information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

Results of Operations
--------------------------------------------------------------------------------

The following table sets forth: (i) income statement items as a percentage of total revenue and (ii) the percentage change for each item from the prior-year comparative period.

                                                     %  of Total Revenue                    %  Change
                                                   Year Ended September 30,              from Prior Year
                                                -------------------------------        -------------------

                                                2000         1999         1998         2000          1999
Revenues
Outsourcing
  services                                       29%          29%          31%          (7)%           8%
Software sales                                   14%          17%          24%         (20)%         (19)%
Maintenance & enhancements                       21%          17%          16%          16%           25%
Software services                                34%          37%          28%         (15)%          54%
Other                                             2%           -            1%         433%          (69)%
                                                ---          ---          ---          ---           ---
Total                                           100%         100%         100%          (6)%          15%

Expenses
Cost of services, software sales,
  and maintenance & enhancements                 66%          67%          63%          (8)%          23%
Selling, general, and administrative             28%          23%          23%          10%           20%
Equity in losses of affiliates                    1%           1%           -           51%            -
Charge for purchased research & development       -            -            4%           -             -
Interest expense                                  1%           1%           1%          (1)%          16%
                                                ---          ---          ---          ---           ---
Income before
  income taxes                                    4%           8%           9%         (56)%          (7)%

The following table sets forth the gross profit for each of the following revenue categories as a percentage of revenue for each such category, and the total gross profit as a percentage of total revenue (excluding other income). The Company does not separately present the cost of maintenance and enhancements revenue because it is impracticable to separate such cost from the cost of software sales.

                                                            Year Ended September 30,
                                                      --------------------------------------
                                                      2000           1999               1998
                                                      ----           ----               ----
Gross Profit
Outsourcing services                                  16%             21%                19%
Software sales and maintenance
  & enhancements                                      48%             46%                57%
Software services                                     31%             30%                27%
                                                      --              --                 --
Total                                                 33%             33%                36%

Revenues: Outsourcing services revenue decreased in fiscal year 2000 by 7% compared with the prior year. This decrease is primarily the result of the termination of a contract at the end of fiscal year 1999, decreased non-recurring services provided under other contracts in fiscal year 2000 compared with fiscal year 1999, and the termination of a contract at the end of the third quarter of fiscal year 2000. The 8% increase in outsourcing services revenue in fiscal year 1999 is primarily the result of (i) increases in outsourcing services provided to a number of significant clients and (ii) full-period effects of contracts signed throughout fiscal year 1998. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 2000, 1999, and 1998 were 93%, 64%, and 82%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during the period that have expiration dates in a later period.

Software sales decreased 20% in fiscal year 2000 compared to fiscal year 1999. This is due to (i) significantly decreased licenses in each of the Company's markets in the first quarter of fiscal year 2000, (ii) decreased licenses in the education market in the second and third quarters, and (iii) decreased licenses in the energy and utilities and process manufacturing and distribution markets in the fourth quarter. Software sales decreased 19% in the year ended September 30, 1999, compared to the prior year period due primarily to decreased licenses in the energy and utilities and the process manufacturing and distribution markets. Also contributing to the decrease was a decrease in licenses in the domestic higher education marketplace. The decreases in fiscal year 1999 were partially offset by increased licenses in the international utilities and education markets.

The 16% and 25% increases in maintenance and enhancements revenue in fiscal years 2000 and 1999, respectively, were the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these markets, although there can be no assurance that this will continue.

Software services revenue decreased 15% in fiscal year 2000 compared to the prior-year period. This decrease is primarily the result of decreased implementation and integration services performed in the process manufacturing and distribution market as well as decreased year 2000 services provided to other markets. The implementation and integration services decreases were primarily the result of decreased licenses at the end of fiscal year 1999 and in the first quarter of fiscal year 2000. Software services revenue increased 54% in fiscal year 1999 compared to the prior-year period, primarily as a result of increases in implementation and integration services in the energy and utilities, higher education, and process manufacturing and distribution markets.

The increase in interest and other income in fiscal year 2000 is primarily attributable to the $6.0 million pretax gain on the sale of the Company's eFile Management middleware in the third quarter of fiscal year 2000. Future revenues should not be materially adversely impacted by this divestiture because the divestiture is immaterial to the Company's total operations. The decrease in interest and other income in fiscal year 1999 is primarily attributable to decreased interest income earned on the Company's cash and short-term investments balances. Cash and short-term investments balances decreased in fiscal year 1999, primarily as a result of the acquisition of Fygir Logistic Information Systems, B.V. (Fygir), in September 1998 and the purchase of $22.0 million in treasury stock in the first six months of fiscal year 1999.

Gross Profit: Gross profit as a percentage of revenues was 33% for fiscal years 2000 and 1999; however, the components of the gross profit percentage changed from fiscal year 1999 to fiscal year 2000. The gross profit percentage for software sales and maintenance and enhancements increased slightly in fiscal year 2000 as a result of (i) increased license fees in the government market and
(ii) decreased costs in the energy and utilities and process manufacturing and distribution markets. The software services gross profit percentage also improved slightly for the year ended September 30, 2000, compared with the prior-year period, primarily as a result of improved efficiencies in the first and second quarters of fiscal year 2000. The outsourcing services gross profit percentage decreased, primarily as a result of (i) decreased revenues in fiscal year 2000, compared with the prior-year period, without a corresponding reduction in overhead expenses, and (ii) several adjustments related to certain contract provisions recorded in the second quarter of fiscal year 2000.

Gross profit decreased as a percentage of total revenue (excluding other revenue) from 36% for fiscal year 1998 to 33% for fiscal year 1999. The total gross profit percentage decreased primarily because of a decrease in the software sales and maintenance and enhancements gross profit, which makes up the greatest percentage of the Company's total gross profit. This decrease was primarily the result of increases in noncapitalized product-development expenditures combined with decreased software licenses, primarily in the process manufacturing and distribution and energy and utilities markets and, to a lesser extent, in the higher education market. The decrease in the software sales and maintenance and enhancements gross profit was partially offset by an increase in the gross profit of outsourcing services as a result of cost savings in fiscal year 1999, and an increase in the software services gross profit due to improved productivity and increased implementation and integration services performed during fiscal year 1999 in the energy and utilities and process manufacturing and distribution markets. The Company is continuing to focus on software services in each of its markets. Since services margins have historically been lower than the margins derived from software sales and maintenance and enhancements, an increase in services revenue as a percentage of total revenue historically has resulted in a lower overall profit margin.

Acquisitions and Divestitures: The Company made a number of acquisitions and investments in fiscal year 2000 that position it strategically for the future.

In August 2000, the Company acquired the EnerLink business unit, a complex billing and rates management software developer for the energy and utilities marketplace, from Science Applications International Corporation for consideration of $2.9 million cash. Under the terms of the purchase agreement, the Company could pay additional cash consideration of $8.0 million over the next four years, contingent upon revenue derived from the license or other sale of the EnerLink software over that period. The Company recorded costs in excess of the fair value of net assets acquired of $0.3 million related to the acquisition. This acquisition gives the Company increased charge-handling and billing capabilities, including interval data collections and calculations, which support real-time energy pricing and meter-data acquisition.

In June 2000, the Company sold its SCT Learning Suite distance-learning course-creation tools to WebCT, Inc., in return for common stock of WebCT valued at $2.5 million. The Company acquired the SCT Learning Suite tools in the August 1999 acquisition of RSMART Learning Systems Corporation. In the quarter ended June 30, 2000, the Company recorded a gain of $0.4 million related to this sale. This gain was reduced to zero as the Company agreed to make concessions to former SCT Learning Suite clients in the fourth quarter of fiscal year 2000. As part of the transaction, the Company signed a three-year noncompete agreement in exchange for stock of WebCT valued at $3.5 million. The related liability will be amortized over the period of the agreement. The Company made an additional $10.0 million investment in preferred stock of WebCT. The total $16.0 million equity investment represents an approximately 6.1% interest in WebCT at September 30, 2000. The Company could earn additional equity in WebCT in the future through performance-based compensation. This compensation depends on delivery of commitments from schools choosing WebCT as their primary supported enterprise-wide course-tools platform.

In April 2000, the Company acquired the assets of a division of Pinnacle Software Corporation for consideration of $2.4 million, of which $2.0 million is payable in October 2000. The acquired business includes an established workforce of 16 employees who have provided maintenance and enhancement services to some of the Company's higher education clients over the past 10 years. It also includes Pinnacle's reporting-solutions product, which enhances the financial-reporting and report-distribution capabilities of universities using some of the Company's administrative applications.

In a transaction with CourtLink in April 2000, the Company sold its eFile Management middleware for $4.0 million and a small equity investment valued at $2.5 million in the newly formed CourtLink. The Company recorded a pretax gain related to this sale of $6.0 million in other income.

In May 1999, the Company acquired Advanced Planning Systems, Inc., which offers a demand-planning product to the process manufacturing and distribution market, for total consideration of $2.2 million, comprised of 104,000 shares of Company stock valued at $1.6 million and $0.7 million cash. The Company recorded goodwill of $1.0 million related to the acquisition.

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

Significant New Features projects represent significant improvements to existing core technology acquired that could result in price and sales increases. New Technology projects are associated with the design of the next-generation Fygir products. Tightly Integrated projects involve integrating Fygir-developed technology with the Company's technology. The Company estimates that the Significant New Features, New Technology, and Tightly Integrated projects were, in the aggregate, approximately 70%, 50%, and 60% complete, respectively, on the date of acquisition.

At the time of the Fygir valuation, the Company made projections regarding future revenues and investment for the Fygir solution. Fiscal year 2000 and 1999 sales were lower than initial projections and research and development expenditures were lower than originally anticipated. Although the development costs have been and will continue to be less than originally anticipated, the development effort remains on schedule and the projects should be completed when originally anticipated. The anticipated remaining development-project expenses are approximately $5.1 million.

The principal aim of the efforts required to develop the acquired in-process technology into commercially viable products is to complete all planning, designing, and testing activities necessary to establish that the product or service can be produced to meet its design requirements, including functions, features, and technical-performance requirements. Future developments in the supply chain management industry, changes in other product and service offerings, or other developments may cause the Company to alter or abandon these plans.

Investment in Campus Pipeline, Inc.: Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of September 30, 2000, the Company held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 41%. Therefore, the Company accounts for its investment using the equity method of accounting. During the first six months of fiscal year 2000, the Company recorded its proportionate share, $4.8 million, of the affiliate's losses up to the point that its investment was reduced to zero. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Subsequent Event / Contingency: The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this matter. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages in the amount of approximately $3.2 million plus prejudgment interest. The Company intends to appeal the decision and believes that insurance proceeds may be available to cover a portion of the damages awarded against it. As a result of the court's decision and the inability to predict the possibility of overturning the judgment on appeal, the Company has recorded a pretax charge of $5.8 million for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. This amount is included in selling, general, and administrative expense. In the opinion of management, this amount plus amounts previously accrued should be adequate to cover the ultimate loss resulting from this matter in the event that the appellate court affirms the lower court's decision.

The Company is involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

Income Taxes: The effective tax rate in the fiscal year 2000 provision is greater than the federal statutory rate principally due to the effects of state income taxes and of not recording a tax benefit for losses related to the Company's foreign operations. Increased research and development expenditures in fiscal year 2000 and the reinstatement of the research and development tax credit retroactive to July 1, 1999, resulted in an increased research and development tax credit in fiscal year 2000. The effective tax rate in the fiscal year 1999 provision is greater than the federal statutory rate principally due to the effects of state income taxes and of not recording a tax benefit for losses related to the Company's foreign operations, net of the research and development tax credit for a portion of the 1999 fiscal year.

At September 30, 2000, the Company had $33.5 million of net operating loss carryforwards in various states and $11.7 million of net operating loss carryforwards in foreign jurisdictions. The state carryforwards expire in various periods ending on or before September 30, 2014. The foreign tax losses can be indefinitely carried forward. At September 30, 2000 and 1999, the Company had valuation allowances of $5.2 million and $3.7 million, respectively, related to the deferred tax assets associated with the state and foreign carryforwards. The deferred tax asset, net of valuation allowances recorded by the Company, is $0.8 million and $2.7 million as of September 30, 2000 and 1999, respectively.

Cyclical Nature of Business: Certain nonseasonal factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, and general economic and political conditions. While the Company has historically generated a greater portion of license fees and total revenue in the last two fiscal quarters, the non-seasonal factors cited above may have a greater effect than seasonality on the Company's results of operations.

Liquidity, Capital Resources, and Financial Position
--------------------------------------------------------------------------------

The Company's cash and cash equivalents balance was $49.2 million and $27.0 million as of September 30, 2000 and 1999, respectively. The short-term investments balance increased to $16.8 million at September 30, 2000, from $4.1 million at September 30, 1999.

Cash provided by operating activities was $54.8 million for fiscal year 2000, compared with $20.2 million for fiscal year 1999. Operating cash flows increased primarily as the result of decreases in accounts receivable balances and increases in deferred revenue. The decrease in accounts receivable is the result of decreased revenues compared with the prior-year period and the Company's increased attention to cash collections. The increase in deferred revenue is primarily the result of new maintenance contracts with prepayment terms signed during the year. The Company anticipates using the cash balance to fund future growth through various means, including strategic alliances and acquisitions, sales-force growth, and development of additional service offerings.

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of noncritical programs. The restructuring was considered necessary in light of significantly decreased license fees in the quarter. The Company accrued $1 million related to severance and termination benefits based on a termination plan developed by management, in consultation with the Board of Directors, in December 1999. As of September 30, 2000, $81,000 of this accrual remains. In January 2000, the Company terminated approximately 100 employees engaged in marketing, administrative, special-programs, and development functions. These employees represent all the terminations contemplated by the plan. The Company began to experience cost savings related to the restructuring in the second quarter of fiscal year 2000.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone-based. During the beginning of a typical outsourcing services contract, the Company performs services and incurs expenses more quickly than during the later part of the contract. Billings usually remain constant during the term of the contract. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. In certain software services contracts, the Company performs services but cannot bill for them before attaining a milestone. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings. The Company's Consolidated Balance Sheet reflects this excess as unbilled accounts receivable. As an outsourcing services contract proceeds, the Company performs services and incurs expenses at a lesser rate. This results in billings that exceed revenue recognized, which causes a decrease in the unbilled accounts receivable. Likewise, the achievement of a milestone in a systems integration services contract causes a decrease in the unbilled accounts receivable. In both cases, additional unbilled accounts receivable will continue to build based on the terms of the contracts. The remaining unbilled accounts receivable balance is comprised of software sales for which the Company has shipped product and recognized revenue, but has not billed amounts due to the contractual payment terms. The Company usually bills these unbilled balances within one year.

The Company's working capital at September 30, 2000, was $143.4 million and at September 30, 1999, was $134.6 million.

Cash used in investing activities was $36.4 million for fiscal year 2000, compared with cash provided by investing activities of $9.6 million in fiscal year 1999. The primary uses of cash in fiscal year 2000 were the purchase of short-term and long-term investments and subsidiary assets, the purchase of property and equipment, and software capitalization. The sale and maturity of available-for-sale investments provided cash during fiscal year 1999. The Company used this cash to fit-up and remodel a new office building at its Malvern, PA, campus and to construct a new building adjacent to its existing building in Columbia, SC.

The $3.7 million in cash provided by financing activities for fiscal year 2000 consists primarily of proceeds from the exercises of stock options. During fiscal year 1999, the primary use of cash was the repurchase of Company stock.

The Company owns common and preferred stock of various privately held companies carried at $18.5 million and classified as long-term assets. The fair values of these investments are not readily determinable; therefore, they are carried at cost. The cost basis would be reduced and earnings would be charged if there were an impairment that was found to be other than temporary at a balance-sheet date. The Company does not believe that there has been any decline in the value of these investments as of September 30, 2000.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2002 and includes optional annual renewals. There were no borrowings outstanding at September 30, 2000 or 1999. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

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

The Company has $74.8 million of convertible debentures bearing interest at 5% and maturing on October 15, 2004, that were issued in October 1997. If these debentures were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for fiscal years 2000, 1999, and 1998 and therefore are not included in the denominators for net income per share - assuming dilution. The weighted-average shares used in the income per share and income per share - assuming dilution calculations for fiscal year 1999 decreased compared with fiscal year 1998 as a result of the Company's repurchase of 2.3 million of its common shares in the first half of fiscal year 1999.

Financial Risk Management: The Company invests its cash in a variety of financial instruments, including state and municipal securities, corporate debt securities, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Historically, the Company's investment income has not been material to the Company's financial results, and the Company does not expect that changes in interest rates will have a material impact on the results of operations. See Note B to the financial statements for additional information with respect to the investment portfolio.

The Company also has issued fixed-rate debt, which is convertible to Company stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Company stock. For the years ended September 30, 2000 and 1999, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share - assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share - assuming dilution would be reduced. See Note G to the financial statements for additional information with respect to the Company's long-term debt.

Although the Company conducts business internationally, most of its contracts are denominated in the U.S. dollar. The Company's primary international subsidiary's functional currency is the British pound. Foreign currency exposure is limited because most financial assets and liabilities denominated in the foreign currency are short-term.

New Accounting Standards: In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue from software transactions. In 1998, it issued two amendments to SOP 97-2: SOP 98-4, "Deferral of Certain Provisions of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 and SOP 98-4 were effective for the Company's fiscal year beginning October 1, 1998, and SOP 98-9 was effective for the fiscal year beginning October 1, 1999. Based on the Company's interpretation of the requirements of SOP 97-2, as amended, the adoption of this statement has not had and is not expected to have a significant impact on the Company's results of operations. However, the accounting profession continues to review certain provisions of SOP 97-2, as amended, with the objective of providing additional guidance on implementing its provisions.

During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact of SAB 101, but at this time does not expect its adoption to have a significant impact on results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which is required to be adopted in fiscal years beginning after June 15, 2000, without significant effect. Because the Company does not currently use derivatives, management does not expect the adoption of SFAS 133 to have a significant impact on its results of operations or the financial position of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000, without significant effect. The Interpretation clarifies certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Factors That May Affect Future Results and Market Price of Stock: The forward-looking statements discussed herein and elsewhere -- including statements concerning the Company's or management's forecasts, estimates, intentions, beliefs, anticipations, plans, expectations, or predictions for the future -- are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The following discussion highlights some, but not all, of the risks and uncertainties that may have a material adverse effect on the Company's business, results of operations, and/or financial condition.

The Company's revenues and operating results can vary substantially from quarter to quarter, owing to a number of factors. Software sales revenues in any quarter depend on the execution of license agreements and the shipment of product. The execution of license agreements is difficult to predict for a variety of reasons, including the following: a significant portion of the Company's license agreements is typically signed in the last month of each quarter; the Company's sales cycle is relatively long; the size of transactions can vary widely; client projects may be postponed or cancelled due to changes in the client's management, budgetary constraints, or strategic priorities; and clients often exhibit a seasonal pattern of capital spending. The Company has historically generated a greater portion of license fees and total revenue in the last two fiscal quarters, although there is no assurance that this will continue.

Because a significant part of the Company's business results from software licensing, it is characterized by a high degree of operating leverage. The Company bases its expense levels, in significant part, on its expectations of future revenues. Therefore, these expense levels are relatively fixed in the short term. If software licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase profitability or return to its historical level of profitability on a quarterly or annual basis in the future. It is, therefore, possible that in one or more future quarters, the Company's operating results will be below expectations. This would likely have an adverse effect on the price of the Company's common stock.

The success of the Company's business depends upon certain key management, sales, and technical personnel. In addition, the Company believes that to succeed in the future, it must continue to attract, retain, and motivate talented and qualified management, sales, and technical personnel. Competition for such personnel in the information technology industry is intense; demand for such employees has, to date, exceeded supply. The Company sometimes has difficulty locating qualified candidates. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate, and retain other skilled management, sales, and technical personnel. The loss of certain key personnel or the inability to attract and retain qualified employees in the future could have a material adverse effect on the Company's business, results of operations, and/or financial condition.

The application software industry is characterized by intense competition, rapid technological advances, changes in client requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully, and to continue to develop and market new products and enhancements cost-effectively. This necessitates continued investment in research and development and sales and marketing. There can be no assurance that new industry standards or changing technology will not render the Company's products obsolete or non-competitive, that the Company will be able to develop and market new products successfully, or that the Company's markets will accept its new product offerings. Furthermore, software programs as complex as those the Company offers may contain undetected errors or bugs when they are first introduced or as new versions are released. Despite Company and third-party testing, there can be no assurance that errors will not be found in new product offerings. Such errors can cause unanticipated costs and delays in market acceptance of these products. In addition, new distribution methods, such as the Internet and other electronic channels, have removed many of the barriers to entry that small and startup software companies used to face. Therefore, the Company expects competition to increase in its markets.

The Company has invested in and strengthened its strategic alliance with Campus Pipeline, Inc. The Company has enhanced the integration of its higher education information systems with the Campus Pipeline product to provide 24-hour access to campus and Internet resources and allow students to enroll, register for classes, view grades, request transcripts and loan status, obtain reading lists, buy books, access e-mail, and participate in interactive chat sessions. While some of these features have been included in a product released by Campus Pipeline, other features are scheduled for future releases.

During fiscal year 2000, the Company made an investment in WebCT and entered into a strategic alliance with WebCT to exclusively market the WebCT e-learning tools and e-learning hub to the Company's higher education client base. The alliance builds upon the Company's existing relationship with Campus Pipeline, Inc., and the Company's self-service Web for Students and Web for Faculty products to offer a unified, online, connected e-learning solution. This integrated solution will enable clients to access information systems, learning tools, online services, campus communication, and community resources through a single point of access. The Company intends to provide the real-time, bidirectional exchange of data between the Company's student information system and the WebCT course environment, eliminating manual synchronization of like information.

During fiscal year 2000, the Company sold its eFile Management middleware to CourtLink, an e-filing leader, for cash and a small equity investment in CourtLink. The Company also entered into a strategic alliance with CourtLink to market the product in connection with the Company's products. The middleware complements CourtLink's e-filing and access solution for the government market by integrating e-filing and Web access with a court's case- and document-management applications. Through this alliance, the Company and CourtLink bring together the essential components of electronic filing, creating a comprehensive e-filing solution. The Company also entered into a strategic marketing agreement with Netgov.com, an electronic government leader, to market its electronic government solution in connection with the Company's products and services in exchange for cash and a small equity investment in Netgov.com. The Netgov.com electronic government solution components, in conjunction with the Company's products and solution services, create a comprehensive electronic government offering. Through this alliance, the Company and Netgov.com bring together the necessary components of integrated e-government, creating a solution that benefits both governments and their constituents.

The success of these investments and strategic alliances depends upon: (i) the ability of the Company and its alliance partners to meet development and implementation schedules for products and to enhance the products over time,
(ii) the market acceptance of the products, and (iii) the Company's ability to integrate the alliance partners' products with the Company's products cost-effectively and on a timely basis.

Certain of the Company's contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients that represent a substantial portion of the Company's revenues were to invoke the fiscal funding provisions of their outsourcing services contracts, the Company's results of operations could be adversely affected.

The Company provides software-related services, including systems implementation and integration services. Services are generally provided under time and materials contracts, and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations during the period in which the Company learns of facts requiring those revisions.

The impact on the Company of emerging areas such as the Internet, online services, and electronic commerce is uncertain. There can be no assurance that the Company will be able to provide a product that will satisfy new client demands in these areas. In addition, standards for network protocols and other industry standards for the Internet are evolving rapidly. There can be no assurance that standards the Company chooses will position its products to compete effectively for business opportunities as they arise on the Internet and in other emerging areas.

The Company relies on a combination of copyright, trademark, trade secrets, confidentiality procedures, and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products, or to reverse engineer or obtain and use technology or other Company-proprietary information. There can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection to the Company. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect the Company's competitive position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this Item is contained on page 26 of Item 7 of this Form 10-K under the heading Financial Risk Management.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Consolidated Balance Sheets

(in thousands, except per share amounts)                                                             September 30,
                                                                                           -------------------------------
                                                                                               2000                1999
                                                                                           ---------            ----------
Assets
Current Assets
Cash and short-term investments                                                            $  65,948            $  31,108
Receivables, including $64,075 and $75,567 of earned revenues in excess
  of billings, net of allowance for doubtful accounts of $5,677 and $5,841                   138,965              148,967
Prepaid expenses and other receivables                                                        25,586               23,030
                                                                                           ---------            ---------
Total Current Assets                                                                         230,499              203,105

Property and Equipment - at cost, net of accumulated depreciation                             63,335               69,049
Capitalized Computer Software Costs, net of accumulated amortization
  of $26,691 and $20,545                                                                      19,310               22,097
Cost in Excess of Fair Value of Net Assets Acquired, net of accumulated
  amortization of $7,094 and $5,301                                                           15,738               17,772
Other Assets and Deferred Charges                                                             39,241               23,029
                                                                                           ---------            ---------
Total Assets                                                                               $ 368,123            $ 335,052
                                                                                           ---------            ---------
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                                         $  10,639            $  14,002
  Current portion of long-term debt                                                              712                  652
  Income taxes payable                                                                         1,793                2,137
  Accrued expenses                                                                            41,105               36,412
  Deferred revenue                                                                            32,886               15,341
                                                                                           ---------            ---------
Total Current Liabilities                                                                     87,135               68,544
                                                                                           ---------            ---------
Long-Term Debt, net of current portion                                                        77,521               78,232
Other Long-Term Liabilities                                                                    2,030                 --
                                                                                           ---------            ---------
Total Liabilities                                                                            166,686              146,776
                                                                                           ---------            ---------
Stockholders' Equity
  Preferred stock, par value $.10 per share - authorized 3,000 shares, none issued              --                   --
  Common stock, par value $.01 per share - authorized 100,000 shares, issued
    37,264 and 36,734 shares                                                                     372                  367
  Capital in excess of par value                                                             115,247              110,230
  Retained earnings                                                                          111,879              103,251
  Accumulated other comprehensive loss                                                          (540)                 (51)
                                                                                           ---------            ---------
                                                                                             226,958              213,797

Less
  Held in treasury at cost, 4,642 common shares                                              (24,911)             (24,911)
  Notes receivable from stockholders                                                            (610)                (610)
                                                                                           ---------            ---------
                                                                                             201,437              188,276
                                                                                           ---------            ---------

Total Liabilities and Stockholders' Equity                                                 $ 368,123            $ 335,052
                                                                                           ---------            ---------

See notes to consolidated financial statements.

Consolidated Statement of Operations


(in thousands, except per share amounts)                                    Year Ended September 30,
                                                                ----------------------------------------------
                                                                  2000               1999               1998
                                                                --------           --------           --------
Revenues

  Outsourcing services                                          $126,233           $135,062           $125,554
  Software sales                                                  62,839             78,840             97,844
  Maintenance & enhancements                                      92,228             79,395             63,297
  Software services                                              145,869            171,261            111,559
  Interest and other income                                        8,811              1,653              5,414
                                                                --------           --------           --------
                                                                 435,980            466,211            403,668
                                                                --------           --------           --------
Expenses

  Cost of outsourcing services                                   105,823            107,069            101,656
  Cost of software sales and maintenance & enhancements           81,412             84,833             69,792
  Cost of software services                                      100,961            119,904             81,488
  Selling, general, and administrative                           121,974            111,192             92,449
  Equity in losses of affiliates                                   4,761              3,161               --
  Restructuring charges                                            1,000               --                 --
  Charge for purchased research and development                     --                 --               16,063
  Interest expense                                                 4,612              4,636              3,988
                                                                --------           --------           --------
                                                                 420,543            430,795            365,436
                                                                --------           --------           --------
Income before income taxes                                        15,437             35,416             38,232
Provision for income taxes                                         6,809             16,117             16,858
                                                                --------           --------           --------
Net income                                                      $  8,628           $ 19,299           $ 21,374
                                                                --------           --------           --------
Net income per common share                                     $   0.27           $   0.59           $   0.64
Net income per share - assuming dilution                        $   0.26           $   0.58           $   0.59

Common shares and equivalents outstanding

  Average common shares                                           32,391             32,494             33,532
  Average common shares - assuming dilution                       33,624             33,531             36,035


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows


(in thousands)                                                                    Year Ended September 30,
                                                                      ---------------------------------------------
                                                                         2000              1999             1998
                                                                      ---------         ---------         ---------
Operating Activities
Net income                                                            $   8,628         $  19,299         $  21,374
Adjustments to reconcile net income to net cash
provided by operating activities:
  Charge for purchased research and development                            --                --              16,063
  Depreciation and amortization                                          27,760            26,064            16,927
  Provision for doubtful accounts                                         3,111             3,294             2,483
  Equity in losses of affiliate                                           4,761             3,161              --
  Gain on sale of assets                                                 (5,988)             --                --
  Deferred tax benefit                                                   (2,875)             (181)           (4,586)
  Income tax benefit from exercise of nonqualified stock options            628             3,239             4,631
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                    7,134           (21,806)          (31,303)
    (Increase) decrease in interest receivable                             (204)            1,197            (1,199)
    Increase in other current assets, principally prepaid expenses         (553)           (9,164)           (4,856)
    (Decrease) increase in accounts payable                              (3,363)           (3,879)            7,396
    (Decrease) increase in income taxes payable                            (415)              740            (3,578)
    Increase in accrued expenses                                          1,493             2,387             7,171
    Increase (decrease) in deferred revenue                              15,522            (2,432)              742
    Increase in other operating assets and deferred charges                (840)           (1,700)           (2,758)
                                                                      ---------         ---------         ---------
  Net Cash Provided by Operating Activities                              54,799            20,219            28,507
                                                                      ---------         ---------         ---------
Investing Activities
Purchase of property and equipment                                       (8,972)          (26,773)          (23,602)
Capitalized computer software costs                                      (3,866)           (9,048)           (8,015)
Purchase of investments available for sale                              (18,947)           (9,324)         (156,689)
Proceeds from the sale or maturity of investments
  available for sale                                                      6,606            63,431            99,206
Purchase of subsidiary assets, net of cash acquired                      (3,189)             (842)          (30,219)
Purchase of long-term investments                                       (10,043)           (7,879)             --
Proceeds from sale of assets                                              2,000              --                --
                                                                      ---------         ---------         ---------
Net Cash (Used in) Provided by Investing Activities                     (36,411)            9,565          (119,319)
                                                                      ---------         ---------         ---------
Financing Activities
Repayment of long-term debt and credit facility                         (17,451)          (57,552)          (15,225)
Proceeds from borrowings, net of issuance costs                          16,800            56,907            88,548
Repurchase of Company stock                                                --             (21,952)             --
Proceeds from exercise of stock options                                   4,394               901             6,622
                                                                      ---------         ---------         ---------
Net Cash Provided by (Used in) Financing Activities                       3,743           (21,696)           79,945
                                                                      ---------         ---------         ---------
Increase (Decrease) in Cash and Cash Equivalents                         22,131             8,088           (10,867)
                                                                      ---------         ---------         ---------
Cash and Cash Equivalents at Beginning of Year                           27,030            18,942            29,809
                                                                      ---------         ---------         ---------
Cash and Cash Equivalents at End of Year                              $  49,161         $  27,030         $  18,942
                                                                      ---------         ---------         ---------
Supplemental Information
Noncash investing and financing activities
  Purchase of subsidiary assets - noncash portion                     $   2,117         $   3,792              --
  Purchase of long-term investments - noncash portion                     5,980              --                --
  Proceeds from sale of assets - noncash portion                          4,520              --                --

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity


(in thousands)
                                                                                       Accumlated                Notes      Total
                                                     Common     Capital in                Other                Receivable   Stock-
                                                      Stock       Excess     Retained  Comprehensive Treasury     from     holders'
                                                    Par Value  of Par Value  Earnings  Income (Loss)  Stock   Stockholders  Equity
Balance at September 30, 1997                         $352       $ 91,060    $ 62,578       $ 4     $ (2,959)    $(610)    $150,425
Stock issued under stock option plans, including tax
  benefits, 1,129 shares                                11         11,242           -         -            -         -       11,253
Comprehensive income
  Foreign currency translation adjustment                -              -           -      (162)           -         -         (162)
  Unrealized gain on marketable securities               -              -           -        32            -         -           32
  Net income, year ended September 30, 1998              -              -      21,374         -            -         -       21,374
                                                                                                                           --------
Total comprehensive income                               -              -           -         -            -         -       21,244
                                                      ----       --------    --------      ----      -------     -----     --------
Balance at September 30, 1998                          363        102,302      83,952      (126)      (2,959)     (610)     182,922

Stock issued under stock option plans, including
  tax benefits, 181 shares                               2          4,138           -         -            -         -        4,140
Issuance of stock for acquisitions, 278 shares           2          3,790           -         -            -         -        3,792
Purchase of treasury stock, 2,340 shares                 -              -           -         -      (21,952)        -      (21,952)
Comprehensive income
  Foreign currency translation adjustment                -              -           -       110            -         -          110
  Unrealized loss on marketable securities               -              -           -       (35)           -         -          (35)
  Net income, year ended September 30, 1999              -              -      19,299         -            -         -       19,299
                                                                                                                           --------
Total comprehensive income                               -              -           -         -            -         -       19,374
                                                      ----       --------    --------      ----      -------     -----     --------
Balance at September 30, 1999                          367        110,230     103,251       (51)     (24,911)     (610)     188,276
                                                      ----       --------    --------      ----      -------     -----     --------
Stock issued under stock option plans, including
  tax benefits, 529 shares                               5          5,017           -         -            -         -        5,022
Comprehensive income
  Foreign currency translation adjustment                -              -           -      (488)           -         -         (488)
  Unrealized loss on marketable securities               -              -           -        (1)           -         -           (1)
  Net income, year ended September 30, 2000              -              -       8,628         -            -         -        8,628
                                                                                                                           --------
Total comprehensive income                               -              -           -         -            -         -        8,139
                                                      ----       --------    --------      ----      -------     -----     --------
Balance at September 30, 2000                         $372       $115,247    $111,879     $(540)    $(24,911)    $(610)    $201,437
                                                      ----       --------    --------      ----      -------     -----     --------

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)




Note A -- Significant Accounting Policies
--------------------------------------------------------------------------------

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

Risks and Uncertainties: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in preparation of the financial statements, and actual results could differ from the estimates and assumptions used. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's client base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, historical trends, and other information.

Revenue Recognition: During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As a contract proceeds, services are performed and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. Ninety-six percent of the unbilled receivables at September 30, 2000, resulting from outsourcing services contracts will be billed within the normal 12-month business cycle, although additional unbilled receivables will continue to build, based on the terms of the contracts. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

Certain contracts provide for reimbursement of expenses, which are classified as a reduction of operating expenses in the accompanying financial statements.

Certain of the Company's outsourcing services contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. Revenues are recognized under such contracts only when the Company considers the likelihood of cancellation to be remote.

The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. For client license agreements that meet these recognition criteria, the portion of the fees related to software licenses is generally recognized in the current period, while the portion of the fees related to implementation and other professional services is recognized as such services are performed. The Company does not separately present the cost of maintenance and enhancements revenues because it is impracticable to separate such cost from the cost of software sales. The Company's policy is to charge interest on or discount unbilled software and services receivables not expected to be billed within one year, which were approximately $1,446 and $1,355 at September 30, 2000 and 1999, respectively. The Company classifies such receivables as current assets consistent with its business cycle.

The Company has "bundled" contracts, which combine either outsourcing services or other software services with software licenses. The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or, for products not being sold separately, the price established by management. Because licensing of the software is not dependent on continuation of the outsourcing services or other software services portions of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded as earned in the Company's Consolidated Statement of Operations as outsourcing-services or software-services revenue.

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

Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair values of each class of financial instruments.

The fair values of cash, accounts receivable, and accounts payable approximate their carrying amounts due to their immediate or short-term periods to maturity.

The fair values of short-term investments (as disclosed in Note B) and long-term debt (as disclosed in Note G) are estimated using quoted market values.

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

Common Stock Split: On April 16, 1998, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on May 15, 1998, to shareholders of record on May 1, 1998. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying, from capital in excess of par value to common stock, the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per-share amounts have been restated.

Income Per Share: Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), requires that net income per common share exclude the dilutive effect of both stock options and convertible debentures, and that net income per share - assuming dilution must include the dilutive effect of both stock options and convertible debentures even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of net income per common share and net income per share - assuming dilution follows:

Year Ended September 30,                2000        1999           1998
------------------------               -------     -------       -------
Numerator

Net income available to common
  stockholders, used for net income
  per common share                     $ 8,628     $19,299       $21,374
Effect of dilutive securities                -           -             -
                                       -------     -------       -------
Net income available to common
  stockholders after assumed
  conversions                          $ 8,628     $19,299       $21,374
                                       -------     -------       -------
Denominator
Denominator for net income per
  common share - weighted-average
  shares                                32,391      32,494        33,532
Effect of dilutive securities
Employee stock options                   1,233       1,037         2,503
                                       -------     -------       -------
Dilutive potential common shares         1,233       1,037         2,503
Denominator for net income per
  share - assuming dilution             33,624      33,531        36,035
                                       -------     -------       -------
Net income per common share             $ 0.27      $ 0.59        $ 0.64
Net income per share - assuming
  dilution                              $ 0.26      $ 0.58        $ 0.59

The Company has $74,750 of convertible debentures bearing interest at 5% and maturing on October 15, 2004, that were issued in October 1997. If these debentures were converted, 2,834 additional shares would be added to common shares outstanding. These debentures were antidilutive for fiscal years 2000, 1999, and 1998 and therefore are not included in the above denominators for net income per share - assuming dilution.

Covenants-Not-To-Compete: These amounts are amortized using the straight-line method over two to five years (their contractual lives) from their respective acquisition dates.

Foreign Currency Translation: The local currencies are the functional currencies of the Company's foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at current exchange rates, and resulting translation adjustments are included in, and are the major components of, accumulated other comprehensive loss. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.

New Accounting Standards: In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue from software transactions. In 1998, it issued two amendments to SOP 97-2: SOP 98-4, "Deferral of Certain Provisions of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 and SOP 98-4 were effective for the Company's fiscal year beginning October 1, 1998, and SOP 98-9 was effective for the fiscal year beginning October 1, 1999. Based on the Company's interpretation of the requirements of SOP 97-2, as amended, the adoption of this statement has not had and is not expected to have a significant impact on the Company's results of operations. However, the accounting profession continues to review certain provisions of SOP 97-2, as amended, with the objective of providing additional guidance on implementing its provisions.

During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact of SAB 101, but at this time does not expect its adoption to have a significant impact on results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. Because the Company does not currently use derivatives, management does not expect the adoption of SFAS 133 to have a significant impact on its results of operations or the financial position of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000, without significant effect. The Interpretation clarifies certain issues that arose in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Reclassifications: Certain prior-year information has been reclassified to conform with the current-year presentation.

Note B -- Cash and Investments
--------------------------------------------------------------------------------

Short-term investments consist of corporate debt securities. Management determines the appropriate classification of the debt securities at the time of purchase. At September 30, 2000 and 1999, the portfolio of debt securities was classified as available for sale. These securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as current assets.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as realized gains and losses, are included in Interest and Other Income. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Gross realized gains and losses on sales of available-for-sale securities were immaterial in fiscal years 2000 and 1999.

All securities held as available for sale at September 30, 2000, have contractual maturities of less than one year and have a weighted-average contractual interest rate of 7.1%.

September 30,                                       2000          1999
-------------                                      -------       -------

Cash and cash equivalents                          $49,161       $27,030
Short-term investments, including
  accrued interest of $206 and
  $2 (amortized cost of $16,787
  and $4,078), respectively                         16,787         4,078
                                                   ---------------------
Cash and short-term investments                    $65,948       $31,108
                                                   ---------------------

The Company owns common and preferred stock of various privately held companies. This stock is carried at $18,500 and classified as long-term assets. The fair values of these investments are not readily determinable; therefore, they are carried at cost. The cost basis would be reduced and earnings would be charged if there were an impairment that was found to be other than temporary at a balance-sheet date. The Company does not believe that there has been any decline in the value of these investments as of September 30, 2000.

Note C -- Acquisitions and Divestitures
--------------------------------------------------------------------------------

In August 2000, the Company acquired the EnerLink business unit from Science Applications International Corporation for cash consideration of $2,882. The EnerLink business unit is a complex billing and rates management software developer for the energy and utilites marketplace. Under the terms of the purchase agreement, the Company could pay additional cash consideration of $8,000 over the next four years, contingent upon the revenue derived from the license or other sale of the EnerLink software over that period. The Company recorded costs in excess of fair value of net assets acquired of $304 related to the acquisition. This acquisition gives the Company increased charge-handling and billing capabilities, including interval data collections and calculations, which support real-time energy pricing and meter-data acquisition.

In June 2000, the Company sold its SCT Learning Suite distance-learning course-creation tools to WebCT, Inc., in return for common stock of WebCT valued at $2,500. The Company acquired the SCT Learning Suite tools in the August 1999 acquisition of RSMART Learning Systems Corporation. In the quarter ended June 30, 2000, the Company recorded a gain of $442 related to this sale. This gain was reduced to zero as the Company agreed to make concessions to former SCT Learning Suite clients in the fourth quarter of fiscal year 2000. As part of the transaction, the Company signed a three-year noncompete agreement in exchange for stock of WebCT valued at $3,480. The related liability will be amortized over the period of the agreement. The Company made an additional $10,000 investment in preferred stock of WebCT. The total $15,980 equity investment represents an approximately 6.1% interest in WebCT at September 30, 2000. The Company could earn additional equity in WebCT in the future through performance-based compensation. This compensation depends on delivery of commitments from schools choosing WebCT as their primary supported enterprise-wide course-tools platform.

In April 2000, the Company acquired the assets of a division of Pinnacle Software Corporation for consideration of $2,417, of which $2,000 is payable in October 2000. The acquired business includes an established workforce of 16 employees who have provided maintenance and enhancement services to some of the Company's higher education clients over the past 10 years. It also includes Pinnacle's reporting-solutions product, which enhances the financial-reporting and report-distribution capabilities of universities using some of the Company's administrative applications.

In a transaction with CourtLink in April 2000, the Company sold its eFile Management middleware for $4,000 and an equity investment valued at $2,520 in the newly formed CourtLink. The Company recorded a pretax gain related to this sale of $5,988 in other income.

In May 1999, the Company acquired Advanced Planning Systems, Inc., which offers a demand-planning product to the process manufacturing and distribution market, for total consideration of $2,226, comprised of $653 cash and 104 shares of common stock valued at $1,573. The Company recorded goodwill of $1,016 related to the acquisition.

In September 1998, the Company acquired all of the outstanding stock of Fygir Logistic Information Systems, B.V. Fygir is a leading provider of supply chain planning software to the process manufacturing and distribution market. The total cost of the acquisition was $35,374. In conjunction with the acquisition, which was accounted for as a purchase, the Company recorded a charge to operations of $16,063 for in-process research and development at the time of the acquisition. Included in this amount were the fair values of Fygir products under development that had not reached technological feasibility at the time of the acquisition. In addition, the Company charged $874 to the cost of the acquisition for incremental costs, including professional fees and other costs directly related to the acquisition. The cost in excess of fair value of net assets acquired is being amortized over 10 years. The purchase price was allocated as follows:

Net tangible assets acquired                           $ 1,272
Purchased software, including core technology            7,445
Purchased research and development(a)                   16,063
Cost in excess of fair value of assets acquired         10,594
                                                       -------
Total purchase price                                   $35,374
                                                       -------

(a) Purchased research and development, charged to expense at date of purchase, represents the estimated fair value of specifically identified projects under development that did not meet the applicable accounting criteria for capitalization.

The results of operations of these acquired entities are included in the consolidated financial statements from the date of the respective entities' acquisitions. The pro forma effect of these acquisitions on operations is immaterial.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of September 30, 2000, the Company held an approximately 56% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 41%. Therefore, the Company accounts for its investment using the equity method of accounting. During the first six months of fiscal year 2000, the Company recorded its proportionate share, $4,761, of the affiliate's losses up to the point that its investment was reduced to zero. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Note D -- Property and Equipment
--------------------------------------------------------------------------------
September 30,                                 2000              1999
-------------                               -------            -------

Land                                        $ 2,019            $ 2,019
Building and building improvements           28,809             28,209
Computer equipment and software              49,457             44,263
Other equipment, furniture, fixtures,
  and leasehold improvements                 40,283             37,564
                                            -------            -------
                                            120,568            112,055
Less accumulated depreciation                57,233             43,006
                                            -------            -------
                                            $63,335            $69,049
                                            -------            -------
Depreciation expense for the years ended September 30, 2000, 1999, and 1998, was $14,922, $13,589, and $8,303, respectively.

Note E -- Other Assets and Deferred Charges
--------------------------------------------------------------------------------
September 30,                                            2000            1999
-------------                                           ------          -------
Deferred costs and sales commissions related to
  outsourcing services contracts in progress (a)(b)     $ 3,241         $ 5,136
Purchased software(b)(c)                                  9,627           9,585
Long-term investments                                    18,500           4,718
Deferred debt issuance expenses(b)(d)                     1,408           1,756
Deferred tax asset                                        3,180             305
Other                                                     3,285           1,529
                                                        -------         -------
                                                        $39,241         $23,029
                                                        -------         -------

(a) Amortized over the remaining term of the outsourcing service contract.
(b) Shown net of accumulated amortization.
(c) Includes software acquired as part of business acquisitions.
(d) Amortized over the term of the related debt.

Note F -- Accrued Expenses
--------------------------------------------------------------------------------
September 30,                                     2000           1999
-------------                                    -------       -------
Accrued employee compensation                    $ 8,158       $ 7,295
Accrued payroll withholdings                       5,721         5,002
Other                                             27,226        24,115
                                                 -------       -------
Total accrued expenses                           $41,105       $36,412
                                                 -------       -------

Note G -- Long-Term Debt
--------------------------------------------------------------------------------
September 30,                                     2000           1999
-------------                                    -------       -------

5% convertible subordinated debentures,
  due October 15, 2004                           $74,750       $74,750
Financing agreement                                3,483         4,134
                                                 -------       -------
Total Long-Term Debt                              78,233        78,884
Less current portion                                 712           652
                                                 -------       -------
Long-Term Debt, net of current portion           $77,521       $78,232
                                                 -------       -------

Aggregate annual maturities of long-term debt by fiscal year are as follows:
$712 in 2001, $2,771 in 2002, $0 in 2003 and 2004, and $74,750 in 2005.

In October 1997, the Company issued $65,000 of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. In November 1997, pursuant to an underwriters' option, the Company issued an additional $9,750 of convertible debentures. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000, at prices from 102.5% of the par decreasing to par on October 15, 2003. The fair value of the convertible subordinated debentures at September 30, 2000, was $63,537. The Company has 2,834 shares reserved for issuance related to these debentures.

The Company has a $30,000 senior revolving credit agreement, which terminates in June 2002 with optional annual renewals. There were no borrowings outstanding at September 30, 2000 or 1999. During the fiscal year ended September 30, 2000, the Company borrowed and repaid $16,800 under the agreement. The interest rate under the agreement is based on one of three formulae: one tied to the prime rate of the lender, one at a rate offered by the bank, and another tied to the London Inter-bank Offered Rate (LIBOR). The weighted-average interest rate on borrowings outstanding during 2000 was 6.05%. The commitment fee on the unused funds available for borrowing under the agreement is 5/16%. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

In August 1997, the Company entered into a $4,275 financing agreement in connection with an outsourcing services contract. At September 30, 2000, the Company had $3,483 drawn on the agreement.

Interest paid on the convertible subordinated debentures and the revolving credit agreement during the years ended September 30, 2000, 1999, and 1998, was $3,895, $4,001, and $1,893, respectively.

Note H -- Benefit Plans
--------------------------------------------------------------------------------

Stock Option Plans: The Company has stock option plans for the benefit of its key employees and nonemployee directors that provide for the grant of options to purchase the Company's common stock at an exercise price per share equal to the closing price of the Company's common stock on the grant date.

The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At September 30, 2000, only stock options have been issued pursuant to the plan.

There were 336 shares of common stock reserved for future grants under the stock option plans at September 30, 2000. The outstanding stock options expire on various dates through 2010. Options granted to employees generally have 10-year terms and vest and become fully exercisable at the end of three years of continued employment. There are 1,490 options granted to senior management that have 10-year terms and vest and become exercisable in five years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 2000, 1,195 of these options were exercisable. There are 858 options granted to senior management that have 10-year terms and vest and become exercisable in three years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 2000, 262 of these options were exercisable. In addition, 260 options granted to nonemployee directors, of which 160 are exercisable at September 30, 2000, have 10-year terms and vest and become exercisable ratably over five years.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies with stock-based compensation plans either recognize compensation expense based on fair-value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). If a Company chooses to continue to apply the provisions of APB 25, it must disclose pro forma net income and earnings per share assuming that the fair-value method had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and make the pro forma disclosures required by SFAS 123.

The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:

Year Ended September 30,                2000           1999            1998
-----------------------                ------         -------        -------
As Reported
Net income                             $8,628         $19,299        $21,374
Net income per common share              0.27            0.59           0.64
Net income per share - assuming
  dilution                               0.26            0.58           0.59

Pro Forma
Net income                             $4,160         $15,901        $18,938
Net income per common share              0.13            0.49           0.56
Net income per share - assuming
  dilution                               0.12            0.47           0.53

The fair value of stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.1%, 4.9%, and 5.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 59.5%, 53.1%, and 50.8%; and a weighted-average expected life of the option of four years.

Following is a summary of the Company's stock-option activity and related information for the years ended September 30:

                                                     2000                  1999                    1998
                                                  Weighted-              Weighted-              Weighted-
                                                   Average                Average                Average
                                                   Exercise               Exercise               Exercise
                                        Shares      Price      Shares      Price     Shares       Price
                                        ------    ---------    ------    ---------   ------      --------
Outstanding at beginning of year         5,235      $12.73      4,635      $12.18     4,582       $ 7.57
Granted                                  1,208       18.09        946       14.60     1,341        22.58
Exercised                                 (529)       8.30       (181)       5.01    (1,129)        5.88
Cancelled                                 (408)      17.22       (165)      17.83      (159)       11.78
                                         -----      ------      -----      ------    ------       ------
Outstanding at end of year               5,506      $14.00      5,235      $12.73     4,635       $12.18
                                         -----      ------      -----      ------    ------       ------
Options exercisable at year-end          3,295      $11.14      2,769      $ 9.68     2,319       $ 7.64
                                         -----      ------      -----      ------    ------       ------

Weighted-average fair value of
  options granted during the year                    $9.30                 $ 6.75                 $10.27


The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                                          Outstanding                     Exercisable
                            -------------------------------------    -----------------------
                                           Weighted-
                                           Average       Weighted-                Weighted-
                                          Remaining      Average                   Average
                                         Contractual     Exercise                  Exercise
 Range of Exercise Prices     Shares     Life (yrs.)      Price        Shares       Price
 ------------------------   ---------    ----------      -------      --------     --------
    $ 1.47  -  $ 9.69          2,296         3.73         $ 8.02        2,170      $ 8.02
      9.88  -   21.88          2,326         7.73          16.29          783       14.60
     22.88  -   28.53            884         8.09          23.54          342       22.95
    ------     ------          -----         ----         ------        -----      ------
    $ 1.47  -  $28.53          5,506         6.12         $14.00        3,295      $11.14
    ------     ------          -----         ----         ------        -----      ------

Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan (ESOP) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (ESOT) to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 2000, there were 1,829 shares held by the ESOT.

Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 2000, there were 160 restricted shares sold but not exchanged for unrestricted shares.

Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees, whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses under this plan for the years ended September 30, 2000, 1999, and 1998, were $4,400, $4,279, and $3,342, respectively.

Note I -- Income Taxes
--------------------------------------------------------------------------------

Income (loss) before income taxes consists of the following:

Year Ended September 30,            2000         1999           1998
------------------------           -------      -------       -------
U.S. operations                    $17,710      $41,344       $44,387
International operations            (2,273)      (5,928)       (6,155)
                                   -------      -------       -------
                                   $15,437      $35,416       $38,232
                                   -------      -------       -------

The components of the provision for income taxes are as follows:

Year Ended September 30,                    2000        1999        1998
------------------------                   -----       ------       ------

Current:
  Federal                                  $5,521      $11,533      $16,128
  State                                     4,049        4,765        5,316
  International                               114            -            -
                                           ------      -------      -------
Total Current                               9,684       16,298       21,444
Deferred benefit (primarily federal)       (2,875)        (181)      (4,586)
                                           ------      -------      -------
                                           $6,809      $16,117      $16,858
                                           ------      -------      -------

A reconciliation of the provision for income taxes to the federal statutory rate follows:

Year Ended September 30,                   2000       1999        1998
------------------------                   -----      -----       -----
Expected federal tax rate                  35.0%      35.0%       35.0%
Adjustments due to:
  Effect of state income tax               13.3%       7.3%        9.5%
  Foreign net operating loss
    not benefited                           6.2%       4.9%        1.1%
  Research & development tax credit       (13.6)%     (4.3)%      (2.7)%
  Other                                     3.2%       2.6%        1.2%
                                           ----       ----        ----
                                           44.1%      45.5%       44.1%
                                           ----       ----        ----

The effective tax rate in the fiscal year 2000 provision is greater than the federal statutory rate principally due to the effects of state income taxes and of not recording a tax benefit for losses related to the Company's foreign operations. Increased research and development expenditures in fiscal year 2000 and the reinstatement of the research and development tax credit in fiscal year 2000 retroactive to July 1, 1999, resulted in an increased research and development tax credit.

The effective tax rate in the fiscal year 1999 provision is greater than the federal statutory rate principally due to the effects of state income taxes and of not recording a tax benefit for losses related to the Company's foreign operations, net of the research and development tax credit available to the Company.

The effective tax rate in the fiscal year 1998 provision is greater than the federal statutory rate principally due to the effects of state income taxes and of the write-off of purchased research and development, which is not deductible for state income tax purposes, net of the research and development tax credit available to the Company.

At September 30, 2000, the Company had $33,506 of net operating loss carryforwards in various states and $11,674 of net operating loss carryforwards in foreign jurisdictions. The state carryforwards expire in various periods ending on or before September 30, 2014. The foreign tax losses can be indefinitely carried forward. At September 30, 2000 and 1999, the Company had valuation allowances of $5,233 and $3,700, respectively, related to the deferred tax assets associated with the state and foreign carryforwards.

Income taxes paid during fiscal years ended September 30, 2000, 1999, and 1998, were $10,022, $15,060, and $15,716, respectively.

The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are as follows:

September 30,                                 2000          1999
-------------                               -------        -------

Deferred Tax Assets
Purchased research & development            $ 6,194        $ 6,772
Accrued expenses and reserves                 6,387          4,570
Tax credits and loss carryforwards,
  net of valuation allowance                    812          2,695
Purchased software                              755            688
Equity in losses of Campus Pipeline, Inc.     2,775          1,264
                                            -------        -------
Total Deferred Tax Assets                    16,923         15,989

Deferred Tax Liabilities
Depreciation and amortization                   (53)        (1,720)
Unbilled accounts receivable                 (4,740)        (3,601)
Software capitalization                      (7,617)        (7,928)
Prepaids and other accelerated expenses      (1,333)        (2,435)
                                            -------        -------
Total Deferred Tax Liabilities              (13,743)       (15,684)
                                            -------        -------
Net Deferred Tax Assets                     $ 3,180        $   305
                                            -------        -------

Note J -- Business Segments
--------------------------------------------------------------------------------

The following information is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer of the Company.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business develops and markets industry-specific products and services. The Company restructured its business segments as of July 1, 1999, and has presented the fiscal year 1998 segment profit and loss information to conform to its revised segment reporting. Segment asset information for fiscal year 1998 is not readily available on this basis and has not been presented in the revised format.

The Company has four reportable segments: Global Education Solutions; Global Government Solutions; Global Manufacturing & Distribution Solutions; and Global Energy, Utilities & Communications Solutions. The Global Education Solutions segment provides information technology services and application software to higher education institutions. The Company targets English-speaking institutions of higher education with enrollments greater than two thousand students for its software and services. Global Government Solutions provides local-government entities with administrative application software and services. Global Manufacturing & Distribution Solutions provides a suite of supply chain management software solutions and services to process manufacturers and distributors. The Company targets process manufacturers and distributors that have over $100,000 in annual revenue. Global Energy, Utilities & Communications Solutions provides administrative application software and services to the utility market. The Company's target market includes water, gas, and electric utilities that range from mid-size municipalities to investor-owned utilities serving millions of customers.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income, and interest expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The measurement of segment profit and loss includes revenues and expenses incurred by the Company's foreign subsidiaries; however, the assets and liabilities of the foreign subsidiaries are not included in the segments' assets. Foreign assets are included in the "All Other" column. Intersegment sales and transfers are primarily recorded at cost plus a markup that approximates current market prices.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate-related items, elimination of intersegment transactions -- including the elimination of intercompany net assets between corporate and the reportable segments of $219,537 and $197,167 as of September 30, 2000 and 1999, respectively -- intangibles and related amortization of assets purchased in business acquisitions, and results of nonreportable segments whose products and services serve different markets than those the reportable segments serve. Interest income is not included in the following segment disclosures.

                                                                                             Global
                                                                            Global           Energy,
                                                                          Manufacturing    Utilities &
                                              Global        Global             &             Communi-
                                            Education     Government      Distribution       cations
                                            Solutions      Solutions       Solutions        Solutions         All Other      Total
                                            ---------     ----------     -------------     ------------     ------------   ---------
Year Ended September 30, 2000
-----------------------------

Outsourcing services revenue                $  41,124      $  59,076       $   8,555         $ 14,677          $ 2,801     $ 126,233
Software sales and maintenance &
  enhancements revenue                         91,479         16,725          24,866           21,997             --         155,067
Software services revenue                      54,179         10,882          28,697           51,606              505       145,869
                                            ---------      ---------       ---------         --------          -------     ---------
Revenues from external customers              186,782         86,683          62,118           88,280            3,306       427,169
Intersegment revenues                           1,166             48              31             --             (1,245)         --
Segment profit (loss)*                         23,072            180          (7,858)           2,195           (2,152)       15,437
Amortization of capitalized software            3,230            624           1,652              640              --          6,146
Research & development expenditures            20,997          4,311          11,834           13,254            1,966        52,362
Segment assets                                311,118         36,238          18,695           44,427          (42,355)      368,123

Year Ended September 30, 1999
-----------------------------

Outsourcing services revenue                $  41,646      $  61,540       $   7,181         $ 17,238          $ 7,457     $ 135,062
Software sales and maintenance &
  enhancements revenue                         97,455         11,201          22,843           26,608              128       158,235
Software services revenue                      50,101         11,031          44,485           52,616           13,028       171,261
                                            ---------      ---------       ---------         --------          -------     ---------
Revenues from external customers              189,202         83,772          74,509           96,462           20,613       464,558
Intersegment revenues                           1,381            253             356            2,027           (4,017)         --
Segment profit (loss)*                         44,843            171          (2,492)          (1,013)          (6,093)       35,416
Amortization of capitalized software            1,884            652           1,814              858             --           5,208
Research & development expenditures            20,718          4,040          10,588           14,628            3,987        53,961
Segment assets                                283,389         38,657          29,103           50,656          (66,753)      335,052

Year Ended September 30, 1998
-----------------------------

Outsourcing services revenue                $  38,121      $  54,913       $   6,814         $ 13,431           $12,275    $ 125,554
Software sales and maintenance &
  enhancements revenue                         90,693         12,437          23,976           34,035             --         161,141
Software services revenue                      32,813          8,185          31,559           35,401            3,601       111,559
                                            ---------      ---------       ---------         --------          -------     ---------
Revenues from external customers              161,627         75,535          62,349           82,867           15,876       398,254
Intersegment revenues                             250            974             210            2,421           (3,855)         --
Segment profit (loss)**                        43,826          6,581         (16,916)           5,289             (548)       38,232
Amortization of capitalized software            1,272            468           1,652            1,532             --           4,924
Research & development expenditures            17,061          4,403           7,087            7,982            2,670        39,203

---------------
 * The "All Other" column includes $4,761 and $3,161 losses from investment in affiliate accounted for under the equity method of accounting for fiscal years 2000 and 1999, respectively. The "Global Government Solutions" column includes a pretax charge of $5,759 related to litigation for fiscal year 2000.

** The "Global Manufacturing & Distribution Solutions" column includes a pretax charge of $16,063 for purchased research and development in the year ended September 30, 1998. Results without the charge for purchased research and development would have been a segment loss of $853.

The following table presents revenues by country based on location of the customer, and property by country based on location of the asset.

September 30,                        2000                           1999                            1998
-------------              ---------------------------     ------------------------      -------------------------
                                            Long-Lived                   Long-Lived                    Long-Lived
                           Revenues           Assets        Revenues        Assets        Revenues        Assets
                           --------         ----------      ---------    -----------      ---------     ----------
United States              $387,937          $117,008       $416,153       $111,045       $365,610       $ 90,404
Other Countries              39,232            20,616         48,405         20,902         32,644         19,926
                           --------          --------       --------       --------       --------       --------
Total                      $427,169          $137,624       $464,558       $131,947       $398,254       $110,330
                           --------          --------       --------       --------       --------       --------


Note K -- Product Development, Commitments, and Other Items
--------------------------------------------------------------------------------

Product development expenditures, including software maintenance expenditures, for the years ended September 30, 2000, 1999, and 1998, were approximately $52,362, $53,961, and $39,203, respectively. After capitalization (Note A) these amounts were approximately $48,496, $44,913, and $31,188, respectively, and were charged to operations as incurred. For the same years, amortization of capitalized software costs (not included in expenditures above) amounted to $6,146, $5,208, and $4,924, respectively.

Rent expense for the years ended September 30, 2000, 1999, and 1998, was $9,762, $7,410, and $4,211, respectively. Aggregate rentals payable under significant noncancellable lease agreements with initial terms of one year or more at September 30, 2000, are as follows:

                Fiscal year                    Amount
                -----------                   -------
                2001                          $ 7,361
                2002                            6,999
                2003                            5,913
                2004                            4,699
                2005                            3,923
                Thereafter                     12,621
                                              -------
                                              $41,516
                                              -------

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of noncritical programs. The restructuring was considered necessary in light of significantly decreased license fees in the quarter. The Company accrued $1,000 related to severance and termination benefits based on a termination plan developed by management, in consultation with the Board of Directors, in December 1999. As of September 30, 2000, $81 of this accrual remained. In January 2000, the Company terminated approximately 100 employees engaged in marketing, administrative, special-programs, and development functions. These employees represent all the terminations contemplated by the plan. The Company began to experience cost savings related to the restructuring in the second quarter of fiscal year 2000.

Under the terms of the purchase agreement with Adage Systems International, Inc. (Adage), the Company would be required to pay additional consideration in either additional shares (up to 3,000 shares) of common stock or a combination of additional shares of common stock and cash, in the event that the market price of the common stock approximately five years after the closing was lower than the base price. This provision to the purchase agreement expired in fiscal year 2000. The Company was not required to pay additional consideration.

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

Note L -- Quarterly Results of Operations (Unaudited)
--------------------------------------------------------------------------------

The following is a summary of the quarterly results of operations for the years ended September 30, 2000 and 1999:

                                                                   Three Months Ended
                             --------------------------------------------------------------------------------------------------
                                  December 31,                 March 31,                   June 30,            September 30,
                             --------------------        ----------------------     --------------------   -------------------
                              1999         1998            2000          1999        2000*         1999      2000**      1999
                             -------     --------        --------      --------     --------     --------  ---------   -------
Revenues                     $96,679     $109,769        $114,270      $117,078     $119,941     $120,245   $105,090   $119,119
Gross profits                 22,325       34,422          38,021        36,844       42,591       40,560     36,036     40,926
Income (loss)
  before income taxes         (9,852)       7,444           6,134         7,585       19,292       11,886       (137)     8,501
Provision for income
  taxes                       (3,645)       2,978           2,515         3,413        7,994        5,444        (55)     4,282
Net income (loss)            $(6,207)     $ 4,466         $ 3,619       $ 4,172     $ 11,298      $ 6,442      $ (82)   $ 4,219
Net income (loss)
  per common share            $(0.19)      $ 0.14          $ 0.11        $ 0.13       $ 0.35       $ 0.20     $ 0.00     $ 0.13
Net income (loss) per
  share - assuming
  dilution                    $(0.19)       $0.13          $ 0.11        $ 0.13       $ 0.32       $ 0.20     $ 0.00     $ 0.13

-------------
* All amounts presented except gross profits reflect the effect of a gain from the sale of assets of $5,988.
** Includes a pretax charge of $5,759 related to litigation (Note M) and a change in estimate primarily to reduce accrued employee costs by $1,369. Certain quarterly information has been reclassified to conform to the September 30, 2000, classification.

Note M -- Subsequent Events/Contingency
--------------------------------------------------------------------------------

The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this matter. The Company's claim for approximately $3,100 -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages in the amount of approximately $3,200 plus prejudgment interest. The Company intends to appeal the decision and believes that insurance proceeds may be availiable to cover a portion of the damages awarded against it. As a result of the court's decision and the inability to predict the possibility of overturning the judgment on appeal, the Company has recorded a pretax charge of $5,759 for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. This amount is included in selling, general, and administrative expense. In the opinion of management, this amount plus amounts previously accrued should be adequate to cover the ultimate loss resulting from this matter if the appellate court affirms the lower court's decision.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and ligitagion currently pending will not materially affect the Company's consolidated financial statements.

Report of Independent Auditors

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
October 23, 2000, except for Note M, as to which the date is October 31, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 2001 and is incorporated herein by reference. Also, see the information under the heading "Executive Officers of SCT" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 23, 2001 and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedule and Exhibits.

         (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:


             Consolidated Balance Sheets--September 30, 2000 and 1999

             Consolidated Statements of Operations--Years Ended September 30, 2000, 1999, and 1998

             Consolidated Statements of Cash Flows--Years Ended September 30, 2000, 1999, and 1998

             Consolidated Statements of Stockholders' Equity--Years Ended September 30, 2000, 1999, and 1998

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

For the Three Years in the Period Ended September 30, 2000

                   COLUMN A                           COLUMN B                  COLUMN C               COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------------------------------

                                                                               Additions
                                                                      -----------------------------
                                                                      Charged to       Charged to
                                                       Balance at     Costs and      Other Accounts   Deductions        Balance at
                Description                       Beginning of Period  Expenses         -Describe      -Describe      End of Period
------------------------------------------------------------------------------------------------------------------------------------
For the year ended September 30, 2000
     Reserves and allowances deducted from
      other assets and deferred charges:
     Reserves for non-interest bearing
        loans to employees
              Short-term                             $   56,000                                                         $   56,000
              Long-term                                       -                                                                  -

     Allowance for doubtful accounts                  5,841,000       $3,111,000                      $3,275,000 (1)     5,677,000

                                                     ----------       ----------      ---------       ----------        ----------
                    Total                            $5,897,000       $3,111,000      $       -       $3,275,000        $5,733,000

For the year ended September 30, 1999
     Reserves and allowances deducted from
      other assets and deferred charges:
     Reserves for non-interest bearing
        loans to employees
              Short-term                               $ 56,000                                                         $   56,000
              Long-term                                       -                                                                  -

     Allowance for doubtful accounts                  4,033,000       $3,294,000                      $1,486,000 (1)     5,841,000

                                                     ----------       ----------      ---------       ----------        ----------
                    Total                            $4,089,000       $3,294,000      $       -       $1,486,000        $5,897,000

For the year ended September 30, 1998
     Reserves and allowances deducted from
      other assets and deferred charges:
     Reserves for non-interest bearing
        loans to employees
              Short-term                               $ 56,000                                                         $   56,000
              Long-term                                       -                                                                  -

     Allowance for doubtful accounts                  4,098,000       $2,483,000                      $2,548,000 (1)     4,033,000

                                                     ----------       ----------      ---------       ----------        ----------
                    Total                            $4,154,000       $2,483,000      $       -       $2,548,000        $4,089,000

(1)  Uncollectible accounts written-off during the year

No.                             Exhibit
---                             -------
3.1 Certificate of Amendment and Restated Certificate of Incorporation (Exhibit 3 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998)(1)

3.2 Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1,
         1993)(1)

3.3 Amendment to Bylaws adopted March 18, 1999 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31, 1999)(1)

4.1 Form of Indenture under which the Registrant's 5% Convertible Subordinated Debentures due 2004 are issued (Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 1997)(1)

4.2 Rights Agreement, dated as of April 13, 1999, between Systems & Computer Technology Corporation and ChaseMellon Shareholder Services L.L.C., including Terms of Series A Participating Preferred Stock, which is attached as Exhibit A and Form of Right Certificate, which is attached as Exhibit B to the Rights Agreement (Exhibit 4.1 to the Registrant's Form 8-K dated March 18, 1999)(1)

10.1 Oracle Alliance Agreement dated as of May 31, 1998 between Oracle Corporation and the Registrant (Exhibit 10 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1998)(1)

10.2 Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994)(1)

10.3 Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994)(1)

----------------
(1) Incorporated by reference

10.4 Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended September 30, 1996)(1)

10.5 Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1997)(1)

10.6 Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1997)(1)

10.7 Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1997)(1)

10.8 Fourth Amendment and Modification to Credit Agreement dated as of May 6, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended September 30, 1998)(1)

10.9 Fifth Amendment and Modification to Credit Agreement dated as of October 16, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended September 30, 1998)(1)

10.10 Letter Amendment to Credit Agreement dated as of August 30, 1999 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit
         10.10 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999)(1)

10.11 Sixth Amendment and Modification to Credit Agreement dated as of July 7, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.(2)

10.12 Seventh Amendment and Modification to Credit Agreement dated as of September 13, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.(2)

10.13 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as amended through November 18, 1997 (Exhibit 10 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998)(1,3)

10.14 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995)(1,3)

10.15 Amendment One to the Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended December 31,
         1998)(1,3)

10.16 Form of Severance Agreement dated as of April 21, 1999 by and between the Registrant and certain executive officers and management of the Registrant (Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999)(1,3)

21       Subsidiaries of the Registrant.(2)

23       Consent of Ernst & Young LLP.(2)

27       Financial Data Schedule.(2)

         SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT's reasonable expenses in furnishing such exhibit.

------------------
(2) Filed with this Annual Report on Form 10-K
(3) Compensatory plan, contract or arrangement

(b)  Reports on Form 8-K.

         The registrant did not file any current reports on Form 8-K during the period from July 1, 2000 through September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
             (Registrant)

By: /s/ Michael J. Emmi
   ---------------------------------------
   Michael J. Emmi, Chairman of the Board,
   President and Chief Executive Officer

Date:  December 21, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
------------------------------------        ---------------------------                 ---------------------------
     /s/ Michael J. Emmi                    Chairman of the Board,                      December 21, 2000
------------------------------------        President and Chief
         Michael J. Emmi                    Executive Officer; Director
                                            (Principal Executive Officer)


 /s/ Michael D. Chamberlain                 Director                                    December 21, 2000
------------------------------------
     Michael D. Chamberlain


  /s/  Allen R. Freedman                    Director                                    December 21, 2000
------------------------------------
       Allen R. Freedman


  /s/ Thomas I. Unterberg                   Director                                    December 21, 2000
------------------------------------
      Thomas I. Unterberg


  /s/    Gabriel A. Battista                Director                                    December 21, 2000
------------------------------------
         Gabriel A. Battista


  /s/    Eric Haskell                       Senior Vice President, Finance              December 21, 2000
------------------------------------        & Administration, Treasurer
         Eric Haskell                       and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                    SYSTEMS & COMPUTER TECHNOLOGY CORPORATION


                        Index of Exhibits Filed Herewith



Exhibit No.                     Exhibit                                Page
-----------                     -------                                ----

  10.11       Sixth Amendment and Modification to Credit
              Agreement dated as of July 7, 2000 among Systems &
              Computer Technology Corporation and SCT Software &
              Resource Management Corporation as Borrowers and
              Mellon Bank, N.A.


  10.12 Seventh Amendment and Modification to Credit Agreement dated as of September 13, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.

  21          Subsidiaries of the Registrant

  23          Consent of Ernst & Young LLP

  27          Financial Data Schedule