Form 10-Q
period 2000-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2001-02-13
CIK 707606

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000 or

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

32,782,675 Common shares, $.01 par value, as of February 05, 2001





               Page 1 of 21 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 2000 and September 30, 2000

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 2000 and 1999

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 2000 and 1999

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

   Item 1.  Legal Proceedings

   Item 6.  Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                              December 31,    September 30,
                                                  2000            2000
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 52,785        $ 49,161
   Short-term investments, including
      accrued interest of $95 and $206             8,655          16,787
   Receivables, including $65,213
      and $64,075 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $5,892 and $5,677                       144,850         138,965
   Prepaid expenses and other receivables         24,281          25,586
                                                --------        --------
              TOTAL CURRENT ASSETS               230,571         230,499

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    61,502          63,335

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                18,088          19,310

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   15,286          15,738

OTHER ASSETS AND DEFERRED CHARGES                 41,013          39,241
                                                --------        --------
TOTAL ASSETS                                    $366,460        $368,123
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)


                                              December 31,    September 30,
                                                 2000             2000
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  8,389        $ 10,639
   Current portion of long-term debt               1,227             712
   Income taxes payable                            1,793           1,793
   Accrued expenses                               37,337          41,105
   Deferred revenue                               33,959          32,886
                                                --------        --------
              TOTAL CURRENT LIABILITIES           82,705          87,135

LONG-TERM DEBT, less current portion              77,306          77,521
OTHER LONG-TERM LIABILITIES                        1,740           2,030

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      37,436 and 37,264 shares                       374             372
   Capital in excess of par value                116,461         115,247
   Retained earnings                             113,880         111,879
   Accumulated other comprehensive loss             (447)           (540)
                                                --------        --------
                                                 230,268         226,958
Less
   Held in treasury, 4,653 and 4,642 common
      shares--at cost                            (25,059)        (24,911)
   Notes receivable from stockholders               (500)           (610)
                                                --------        --------
                                                 204,709         201,437
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $366,460        $368,123
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                               For the Three Months Ended
                                                       December 31,
                                                   2000            1999

Revenues:
 Outsourcing services                           $ 30,698        $ 32,142
 Software sales                                   16,129           4,926
 Maintenance and enhancements                     24,439          21,320
 Software services                                34,142          37,986
 Interest and other income                         1,619             305
                                                --------        --------
                                                 107,027          96,679

Expenses:
 Cost of outsourcing services                     25,119          25,994
 Cost of software sales and
    maintenance and enhancements                  20,998          19,849
 Cost of software services                        24,717          28,206
 Selling, general and administrative              31,643          27,785
 Equity in losses of affiliates                       --           2,541
 Restructuring charges                                --           1,000
 Interest expense                                  1,214           1,156
                                                --------        --------
                                                 103,691         106,531

Income (loss) before income taxes                  3,336          (9,852)

Provision (benefit) for income taxes               1,335          (3,645)
                                                --------        --------

Net income (loss)                               $  2,001        $ (6,207)
                                                ========        ========


Net income (loss) per common share                $ 0.06          $(0.19)
Net income (loss) per share - assuming dilution   $ 0.06          $(0.19)
Common shares and equivalents outstanding:
   Average common shares                          32,729          32,137
   Average common shares - assuming dilution      33,366          32,137





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                For the Three Months Ended
                                                       December 31,
                                                   2000            1999
OPERATING ACTIVITIES
Net income (loss)                               $  2,001        $ (6,207)
Adjustments to reconcile net income (loss) to
  net cash (used in) operating activities:
   Depreciation and amortization                   6,779           6,528
   Equity in losses of affiliate                      --           2,541
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables          (6,037)          1,008
      Decrease (increase) in other current
         assets principally prepaid expenses       1,390          (3,886)
      Decrease in accounts payable                (2,250)         (6,382)
      Decrease in income taxes payable                --          (1,338)
      Decrease in accrued expenses                (3,818)         (6,660)
      Other, net                                   1,408             841
                                                ---------       ---------
NET CASH (USED IN) OPERATING ACTIVITIES             (527)        (13,555)

INVESTING ACTIVITIES
Purchase of property and equipment                (1,658)         (1,512)
Capitalized computer software costs                 (288)         (1,433)
Purchase of investments available for sale        (4,442)         (4,179)
Proceeds from sale or maturity of
   investments available for sale                 12,506             754
Purchase of subsidiary assets,
   net of cash acquired                           (2,800)             --
                                                ---------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                            3,318          (6,370)

FINANCING ACTIVITIES
Repayment of borrowings                             (172)        (10,026)
Proceeds from borrowings, net of
   issuance costs                                     --          13,600
Repurchase of Company stock                         (148)             --
Decrease in notes receivable from stockholders       110              --
Proceeds from exercise of stock options            1,043             596
                                                ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            833           4,170

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     3,624         (15,755)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD       49,161          27,030
                                                ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 52,785        $ 11,275
                                                =========       =========

SUPPLEMENTAL INFORMATION
Noncash investing and financing activities:
  Purchase of subsidiary - noncash portion      $    500              --
  Conversion of subordinated debentures into
     common stock                                     27              --

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the fiscal year 2000 restructuring charge) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Operating results for the three-month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.


NOTE B--CASH AND INVESTMENTS
Cash equivalents are short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-term investments consist of corporate debt securities. Management determines the appropriate classification of the debt securities at the time of purchase. At December 31, 2000, the portfolio of debt securities has been classified as available for sale and, as a result, is stated at fair value. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as current assets.

Short-term investments held as available for sale at December 31, 2000 and September 30, 2000, have contractual maturities of less than one year.

The Company owns common and preferred stock of various privately held companies carried at $18.5 million and classified as long-term assets. The fair values of these investments are not readily determinable; therefore, they are carried at cost. The cost basis would be reduced and earnings would be charged if there were an impairment that was found to be other-than-temporary at a balance sheet date. The Company does not believe there has been any decline in the value of these investments as of December 31, 2000.


NOTE C--INVESTMENT IN CAMPUS PIPELINE, INC.
Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of December 31, 2000, the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

NOTE D--ACQUISITIONS AND DISPOSITIONS
In November 2000, the Company acquired Omni-Tech Systems, Ltd., the developer of JUROR for Windows, a jury management software solution for the justice market, for consideration of $3.3 million, in the form of cash and a note payable. JUROR for Windows is a comprehensive jury management solution that presides over all aspects of jury management from the creation of pools of eligible jurors to the calculation of jury payroll, and helps to streamline the jury management process and free court staff from repetitive manual and paper-based tasks.


NOTE E--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of net income (loss) per common share and net income (loss) per share - assuming dilution follows:

                                              For the Three Months Ended
                                                       December 31,
                                                  2000            1999
Numerator:
    Net income (loss) available to common
       stockholders, used for net income
       (loss) per common share                   $ 2,001         $(6,207)

    Effect of dilutive securities:                    --              --

     Net income (loss) available to common
       stockholders after assumed conversions    $ 2,001         $(6,207)
                                                 =======         =======

Denominator:
    Denominator for net income (loss) per
       common share-weighted average shares       32,729          32,137

    Effect of dilutive securities:
       Employee stock options                        637              --
                                                 -------         -------
                                                     637              --

    Denominator for net income (loss)
       per share - assuming dilution              33,366          32,137
                                                 =======         =======

Net income (loss) per common share                $ 0.06          $(0.19)
                                                  ======          ======
Net income (loss) per share - assuming dilution   $ 0.06          $(0.19)
                                                  ======          ======

Potentially dilutive securities with an anti-dilutive effect (convertible debt in 2000 and 1999 and stock options in 1999) are not included in the above calculation.


NOTE F--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the three months ended December 31, 2000 and 1999, were approximately $13.4 million and $15.1 million, respectively. After capitalization, these amounts were approximately $13.1 million and $13.7 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $1.5 million and $1.3 million, respectively.


NOTE G--BUSINESS SEGMENTS
(in thousands)

The Company has four reportable segments: Global Education Solutions (GES); Global Government Solutions (GGS); Global Manufacturing & Distribution Solutions (M&DS) and Global Energy, Utilities & Communications Solutions (EUC). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate-related items, elimination of inter-segment transactions, amortization of intangible assets purchased in business acquisitions, and results of nonreportable segments whose products and services serve different markets than those the reportable segments serve. Interest and other income is not included in the revenue disclosures below.

Three months ended December 31, 2000
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $10,182  $14,563  $ 1,281  $ 4,165   $  507  $30,698
Software sales and
   maintenance and
   enhancements          22,174    2,721    6,103    9,570       --   40,568
Software services        12,411    2,783    5,919   13,029       --   34,142
                        -------  -------  -------  -------  -------  -------
External revenues        44,767   20,067   13,303   26,764      507  105,408
Intersegment revenues       332       11        3       --     (346)      --
Segment profit (loss)     3,801     (932)  (3,857)   2,617    1,707    3,336


Three months ended December 31, 1999
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total

Outsourcing services    $10,938  $15,241  $ 1,597  $ 3,530   $  836  $32,142
Software sales and
   maintenance and
   enhancements          17,573    2,340    2,967    3,366       --   26,246
Software services        13,031    2,531    9,348   12,787      289   37,986
                        -------  -------  -------  -------  -------  -------
External revenues        41,542   20,112   13,912   19,683    1,125   96,374
Intersegment revenues       346        3        6       --     (355)      --
Segment profit (loss)     1,037     (683)  (4,195)  (3,239)  (2,772)  (9,852)


NOTE H--LONG-TERM DEBT
The Company has $74.75 million of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000, at prices from 102.5% of par decreasing to par on October 15, 2003. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company.

NOTE I--COMPREHENSIVE INCOME
(in thousands)

Total comprehensive income is comprised of:

                                        Three Months
                                           Ended
                                        December 31,
                                      2000       1999

Net income (loss)                   $2,001    $(6,207)
Other comprehensive income (loss)       93       (287)
                                   --------  --------
Total Comprehensive Income (Loss)   $2,094    $(6,494)

Other comprehensive income (loss) relates primarily to currency translation adjustments related to foreign subsidiaries whose functional currencies are their local currencies.


NOTE J--NEW ACCOUNTING STANDARDS
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue from software transactions. In 1998, it issued two amendments to SOP 97-2: SOP 98-4, "Deferral of Certain Provisions of SOP 97-2," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 97-2 and SOP 98-4 were effective for the Company's fiscal year beginning October 1, 1998, and SOP 98-9 was effective for the fiscal year beginning October 1, 1999. Based on the Company's interpretation of the requirements of SOP 97-2, as amended, the adoption of this statement has not had and is not expected to have a significant impact on the Company's results of operations. However, the accounting profession continues to review certain provisions of SOP 97-2, as amended, with the objective of providing additional guidance on implementing its provisions.

During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact of SAB 101, but at this time does not expect its adoption to have a significant impact on reported results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements.

RESULTS OF OPERATIONS

The following table sets forth: (i) income statement items as a percentage of total revenues and (ii) the percentage change for each item from the prior-year comparative period.


                                  % of Total Revenues        % Change from
                                                               Prior Year
                                   Three Months Ended
                                      December 31,
                                     2000     1999

Revenues:
Outsourcing services                   29%      33%                (4%)
Software sales                         15%       5%               227%
Maintenance and enhancements           23%      22%                15%
Software services                      32%      39%               (10%)
Interest and other income               1%       1%               431%
                                     -----    -----              -----
Total                                 100%     100%                11%

Expenses:
Cost of services, software sales
   and maintenance and enhancements    66%      76%                (4%)
Selling, general and administrative    30%      29%                14%
Equity in losses of affiliates         --        3%                --
Restructuring charges                  --        1%                --
Interest expense                        1%       1%                 5%
Income (loss) before income taxes       3%     (10%)             (134%)



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

                                         Three Months
                                            Ended
                                         December 31,
                                         2000   1999

Gross Profit:
   Outsourcing services                   18%    19%
   Software sales and maintenance
      and enhancements                    48%    24%
   Software services                      28%    26%
                                          ---    ---
   Total                                  33%    23%

Revenues:
Outsourcing services revenue decreased in the first quarter of fiscal year 2001 by 4% compared with the prior-year period. This decrease is primarily the result of the termination of several small contracts in the government and higher education markets and decreased services provided under several other contracts in the fiscal year 2001 period. During the fiscal year 2001 quarter, the Company signed an agreement with the City of Memphis, Tennessee, which could extend for seven and one-half years, to provide the City with a range of outsourcing and telecommunication services. If the City utilizes the expected amount of services, the contract would be for approximately $50 million. The City may terminate the agreement for convenience at any time on six months notice.

Software sales increased 227% in the first quarter of fiscal year 2001 compared to the prior-year period due to significant increases in all of the Company's markets, except the government market. The Company believes that the results for the first quarter of fiscal year 2000 were unusually low because of the year 2000 slowdown in enterprise application software licensing.

The 15% increase in maintenance and enhancements revenue in the first quarter of fiscal year 2001 was the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue decreased 10% in the first quarter of fiscal year 2001 compared to the prior-year period primarily as the result of decreased implementation and integration services performed in the process manufacturing and distribution market. These decreases were primarily the result of (i) decreased licenses during fiscal year 2000, and (ii) a change in the sales mix in the process manufacturing and distribution market toward a greater percentage of supply chain sales. The supply chain sales generally require less services than the ERP sales. The implementation of the supply chain product generally requires less effort than an ERP implementation.

The increase in interest and other income in the first quarter of fiscal year 2001 is primarily attributable to interest income earned on the Company's increased cash and short-term investments balances, the amortization of the WebCT noncompete agreement signed in the Company's third quarter of fiscal year 2000, and income from the Company's marketing agreement with Netgov.

Gross Profit:
Gross profit increased as a percentage of total revenue (excluding interest and other income) from 23% for the first quarter of fiscal year 2000 to 33% for the first quarter of fiscal year 2001. The total gross profit percentage increased primarily because of increases in the software sales and maintenance and enhancements gross profit, which makes up the greatest portion of the Company's gross profit. The increase is the result of increased license fee and maintenance and enhancements revenues during the quarter. The software services gross margin also improved slightly in the first quarter of fiscal year 2001 compared with the prior-year period. This increase was the result of improved efficiencies in the higher education, energy and utilities, and government markets offset by decreased productivity in the process manufacturing and distribution market. These increases were partially offset by decreases in the outsourcing services' gross profit, which decreased primarily as a result of decreased revenues without a commensurate decrease in fixed expenses.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased in the first quarter of fiscal year 2001 compared with the prior year period primarily as a result of the addition of sales personnel and increased sales commissions and marketing expenses primarily in the process manufacturing and distribution, higher education and energy and utilities markets.

Acquisitions and Dispositions:
In November 2000, the Company acquired Omni-Tech Systems, Ltd., the developer of JUROR for Windows, a leading, jury management software solution for the justice market, for consideration of $3.3 million in the form of cash and a note payable. JUROR for Windows is a comprehensive jury management solution that presides over all aspects of jury management from the creation of pools of eligible jurors to the calculation of jury payroll, and helps to streamline the jury management process and free court staff from repetitive manual and paper-based tasks. The Company has begun to integrate the JUROR product with the Company's case and financial management system so that the products share key case, scheduling and disposition information.

Investment in Campus Pipeline, Inc.:
Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of December 31, 2000, the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Contingency:
The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this matter. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages in the amount of approximately $3.2 million plus prejudgment interest on a portion of that amount. On post-trial motions, the amount of the judgment was reduced by approximately $0.6 million. The Company has appealed the decision and believes that insurance proceeds may be available to cover a portion of the damages awarded against it. As a result of the court's decision and the inability to predict the possibility of overturning the judgment on appeal, the Company recorded a pretax charge of $5.8 million for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. In the opinion of management, this amount, plus amounts previously accrued should be adequate to cover the ultimate loss resulting from this matter in the event that the appellate court affirms the lower court's decision.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The Company's cash and cash equivalents balance was $52.8 million and $49.2 million as of December 31, 2000, and September 30, 2000, respectively. The short-term investments balance decreased to $8.7 million at December 31, 2000, from $16.8 million at September 30, 2000, as a result of operating cash needs discussed below.

Cash used in operating activities was $0.5 million for the first quarter of fiscal year 2001, compared with $13.6 million for the prior-year period. The primary uses of cash in the fiscal year 2001 period were increased accounts receivable and decreased accounts payable and accrued expenses offset by increases in income before depreciation and amortization. The increases in accounts receivable are due to increases in revenue and the timing of billings as well as slower collections in the first quarter of fiscal year 2001. Accounts payable and accrued expenses decreased primarily due to the timing of payments in the first quarter of fiscal year 2001.

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

Cash provided by investing activities was $3.3 million for the first quarter of fiscal year 2001 compared with cash used in investing activities of $6.4 million for the first quarter of fiscal year 2000. In the first quarter of fiscal year 2001 cash was primarily provided by the sale and maturity of available-for-sale investments and used in the purchase of investments and subsidiary assets. The primary use of cash in the three months ended December 31, 1999 was the purchase of investments available for sale.

The $0.8 million in cash provided by financing activities for the first quarter of fiscal year 2001 consists primarily of proceeds from the exercises of stock options. During the fiscal year 2000 period, the primary source of cash was borrowings on the Company's revolving credit facility.

The Company owns common and preferred stock of various privately held companies carried at $18.5 million and classified as long-term assets. The fair values of these investments are not readily determinable; therefore, they are carried at cost. Although there has been a downturn in the dot-com market and there is an increased risk that these privately held companies will not achieve their valuations, the Company does not believe that there has been a permanent decline in the valuations of these companies as of December 31, 2000. If the Company determines that there is permanent decline in value, the cost basis of these investments would be reduced and earnings would be charged.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2002 and includes optional annual renewals. There were no borrowings outstanding at December 31, 2000, or September 30, 2000. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at December 31, 2000, is $74.75 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for the fiscal year 2001 and 2000 periods and therefore are not included in the denominators for net income per share - assuming dilution.

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

During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company is required to adopt the provisions of SAB 101 by the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact of SAB 101, but at this time does not expect its adoption to have a significant impact on reported results of operations.

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

The application software industry is characterized by intense competition, rapid technological advances, changes in client requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully, and to continue to develop and market new products and enhancements cost-effectively. This necessitates continued investment in research and development and sales and marketing. There can be no assurance that new industry standards or changing technology will not render the Company's products obsolete or non-competitive, that the Company will be able to develop and market new products successfully, or that the Company's markets will accept its new product offerings. Furthermore, software programs as complex as those the Company offers may contain undetected errors or bugs when they are first introduced or as new versions are released. Despite Company and third-party testing, there can be no assurance that errors will not be found in new product offerings. Such errors can cause unanticipated costs and delays in market acceptance of these products. In addition, new distribution methods, such as the Internet and other electronic channels, have removed many of the barriers to entry that small and start-up software companies faced in the past. Therefore, the Company expects competition to increase in its markets.

The Company has invested in and strengthened its strategic alliance with Campus Pipeline, Inc. The Company has enhanced the integration of its higher education information systems with the Campus Pipeline product to provide 24-hour access to campus and Internet resources and allow students to enroll, register for classes, view grades, request transcripts and loan status, obtain reading lists, buy books, access email, and participate in interactive chat sessions. While some of these features have been included in a product released by Campus Pipeline, other features are scheduled for future releases.

During fiscal year 2000, the Company made an investment in WebCT and entered into a strategic alliance with WebCT to exclusively market the WebCT e-learning tools and e-learning hub to the Company's higher education client base. The alliance builds upon the Company's existing relationship with Campus Pipeline, Inc. and the Company's self-service Web for Students and Web for Faculty products to offer a unified, on-line, connected e-learning solution. This integrated solution will enable clients to access information systems, learning tools, online services, campus communication, and community resources through a single point of access. The Company intends to provide the real-time, bi-directional exchange of data between the Company's student information system and the WebCT course environment, eliminating manual synchronization of like information.

During fiscal year 2000, the Company sold its eFile Management middleware to CourtLink, an e-filing leader, for cash and a small equity investment in CourtLink. The Company also entered into a strategic alliance with CourtLink to market the product in connection with the Company's products. The middleware complements CourtLink's e-filing and access solution for the government market by integrating e-filing and Web access with a court's case and document management applications. Through this alliance, the Company and CourtLink bring together the essential components of electronic filing, creating a comprehensive e-filing solution. The Company also entered into a strategic marketing agreement with Netgov.com, an electronic government leader, to market its electronic government solution in connection with the Company's products and services in exchange for cash and a small equity investment in Netgov. The Netgov electronic government solution components in conjunction with the Company's products and solution services create a comprehensive electronic government offering. Through this alliance, the Company and Netgov bring together the necessary components of integrated e-government, creating a solution that benefits both governments and their constituents.

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

The impact on the Company of areas such as the Internet, online services, and electronic commerce is uncertain. There can be no assurance that the Company will be able to provide a product that will satisfy new client demands in these areas. In addition, standards for network protocols and other industry standards for the Internet are evolving rapidly. There can be no assurance that standards the Company chooses will position its products to compete effectively for business opportunities as they arise on the Internet and in other emerging areas.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative or qualitative disclosures for fiscal year 2001. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 2000.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II

Item 1.   Legal Proceedings

The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this matter. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages in the amount of approximately $3.2 million plus prejudgment interest on a portion of that amount. On post-trial motions, the amount of the judgment was reduced by approximately $0.6 million. The Company has appealed the decision and believes that insurance proceeds may be available to cover a portion of the damages awarded against it. As a result of the court's decision and the inability to predict the possibility of overturning the judgment on appeal, the Company recorded a pretax charge of $5.8 million for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. In the opinion of management, this amount, plus amounts previously accrued should be adequate to cover the ultimate loss resulting from this matter in the event that the appellate court affirms the lower court's decision.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.



Item 6 (b).   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended December 31, 2000

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 02/13/01                 /s/  Eric Haskell
                         --------------------------------



                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer