Form 10-Q
period 2001-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2001-05-10
CIK 707606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               Form 10-Q

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _______ to _______.


                                0-11521
                       ------------------------
                       (Commission File Number)


               SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                Delaware                          23-1701520
      ----------------------------            -------------------
      (State or other jurisdiction            (I.R.S.  Employer
           of incorporation)                  Identification No.)


                     Great Valley Corporate Center
                          4 Country View Road
                     Malvern, Pennsylvania 19355
               ----------------------------------------
               (Address of principal executive offices)


Registrant's telephone number, including area code: (610) 647-5930
                                                    --------------

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

32,862,342 Common shares, $.01 par value, as of May 03, 2001



               Page 1 of 26 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 2001 and September 30, 2000

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 2001 and 2000

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 2001 and 2000

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 2001 and 2000

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

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                March 31,    September 30,
                                                  2001            2000
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 64,183        $ 49,161
   Short-term investments, including
      accrued interest of $0 and $206             10,158          16,787
   Receivables, including $58,146
      and $64,075 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $5,871 and $5,677                       126,918         138,965
   Prepaid expenses and other receivables         32,026          25,586
                                                --------        --------
              TOTAL CURRENT ASSETS               233,285         230,499

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    60,849          63,335

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                16,679          19,310

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   14,956          15,738

OTHER ASSETS AND DEFERRED CHARGES                 34,772          39,241
                                                --------        --------
TOTAL ASSETS                                    $360,541        $368,123
                                                ========        ========


Note: The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)


                                               March 31,    September 30,
                                                 2001             2000
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $ 10,950        $ 10,639
   Current portion of long-term debt               1,244             712
   Income taxes payable                              109           1,793
   Accrued expenses                               40,714          41,105
   Deferred revenue                               33,993          32,886
                                                --------        --------
              TOTAL CURRENT LIABILITIES           87,010          87,135

LONG-TERM DEBT, less current portion              77,113          77,521
OTHER LONG-TERM LIABILITIES                        2,066           2,030

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      37,515 and 37,264 shares                       375             372
   Capital in excess of par value                117,361         115,247
   Retained earnings                             102,666         111,879
   Accumulated other comprehensive loss             (491)           (540)
                                                --------        --------
                                                 219,911         226,958
Less
   Held in treasury, 4,653 and 4,642 common
      shares--at cost                            (25,059)        (24,911)
   Notes receivable from stockholders               (500)           (610)
                                                --------        --------
                                                 194,352         201,437
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $360,541        $368,123
                                                ========        ========


Note: The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)


                                                For the Three Months Ended
                                                        March 31,
                                                   2001            2000

Revenues:
 Outsourcing services                           $ 32,001        $ 33,309
 Software sales                                    7,174          19,297
 Maintenance and enhancements                     25,973          23,681
 Software services                                37,242          37,704
 Interest and other income                         1,339             279
                                                --------        --------
                                                 103,729         114,270

Expenses:
 Cost of outsourcing services                     27,141          28,992
 Cost of software sales and
    maintenance and enhancements                  23,249          22,812
 Cost of software services                        25,290          24,166
 Selling, general and administrative              33,344          28,810
 Asset impairment charge                          11,585              --
 Equity in losses of affiliates                       --           2,220
 Interest expense                                  1,207           1,136
                                                --------        --------
                                                 121,816         108,136

Income (loss) before income taxes                (18,087)          6,134

Provision (benefit) for income taxes              (6,873)          2,515
                                                --------        --------

Net income (loss)                               $(11,214)       $  3,619
                                                ========        ========


Net income (loss) per common share                $(0.34)         $ 0.11
Net income (loss) per share - assuming dilution   $(0.34)         $ 0.11
Common shares and equivalents outstanding:
   Average common shares                          32,811          32,324
   Average common shares - assuming dilution      32,811          33,847



See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)

                                                 For the Six Months Ended
                                                         March 31,
                                                   2001            2000

Revenues:
 Outsourcing services                           $ 62,699        $ 65,451
 Software sales                                   23,303          24,223
 Maintenance and enhancements                     50,412          45,001
 Software services                                71,384          75,690
 Interest and other income                         2,958             584
                                                --------        --------
                                                 210,756         210,949
Expenses:
 Cost of outsourcing services                     52,260          54,986
 Cost of software sales and
    maintenance and enhancements                  44,247          42,661
 Cost of software services                        50,007          52,372
 Selling, general and administrative              64,987          56,595
 Asset impairment charge                          11,585              --
 Equity in losses of affiliates                       --           4,761
 Restructuring charges                                --           1,000
 Interest expense                                  2,421           2,292
                                                --------        --------
                                                 225,507         214,667

Loss before income taxes                         (14,751)         (3,718)

Benefit for income taxes                          (5,538)         (1,130)
                                                --------        --------

Net loss                                        $ (9,213)       $ (2,588)
                                                ========        ========

Net loss per common share                         $(0.28)         $(0.08)
Net loss per share - assuming dilution            $(0.28)         $(0.08)
Common shares and equivalents outstanding:
   Average common shares                          32,771          32,230
   Average common shares - assuming dilution      32,771          32,230





See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                 For the Six Months Ended
                                                         March 31,
                                                   2001            2000
OPERATING ACTIVITIES
Net loss                                        $ (9,213)       $ (2,588)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Asset impairment charge                        11,585              --
   Depreciation and amortization                  13,902          13,369
   Provision for doubtful accounts                 1,401           1,307
   Deferred tax benefit                           (3,780)           (120)
   Equity in losses of affiliate                      --           4,761
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables          11,240          (3,376)
      Increase in other current assets
         principally prepaid expenses             (8,273)         (7,205)
      (Increase) decrease in accounts payable        311          (4,547)
      Decrease in income taxes payable            (1,684)         (1,541)
      Increase in deferred revenue                   348           1,059
      Other, net                                  (1,008)            920
                                                ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES         14,829           2,039

INVESTING ACTIVITIES
Purchase of property and equipment                (4,695)         (3,028)
Capitalized computer software costs                 (471)         (2,557)
Purchase of investments available for sale        (9,100)         (4,254)
Proceeds from sale or maturity of
   investments available for sale                 15,907           4,106
Purchase of subsidiary assets,
   net of cash acquired                           (3,004)             --
                                                ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES             (1,363)         (5,733)

FINANCING ACTIVITIES
Repayment of borrowings                             (348)        (17,118)
Proceeds from borrowings, net of
   issuance costs                                     --          16,800
Repurchase of Company stock                         (148)             --
Decrease in notes receivable from stockholders       110              --
Proceeds from exercise of stock options            1,942           2,920
                                                ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,556           2,602

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    15,022          (1,092)
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD       49,161          27,030
                                                ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 64,183        $ 25,938
                                                =========       =========

SUPPLEMENTAL INFORMATION
Noncash investing and financing activities:
  Purchase of subsidiary - noncash portion      $    500        $     --
  Conversion of subordinated debentures into
     common stock                                     27              --

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, the fiscal year 2001 asset impairment charge, and the fiscal year 2000 restructuring charge) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Operating results for the three and six-month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE B--CASH AND SHORT-TERM INVESTMENTS
Cash equivalents are short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-term investments consist of corporate debt securities. Management determines the appropriate classification of the debt securities at the time of purchase. At March 31, 2001 the portfolio of debt securities has been classified as available for sale and, as a result, is stated at fair value. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as current assets.

The contractual maturities of short-term investments held as of March 31, 2001 are:

Due in one year or less                   $ 9,704
Due after one year through four years         454
                                          -------
                                          $10,158

NOTE C--LONG-TERM INVESTMENTS
The Company made investments for strategic business purposes of $18.5 million in common and preferred stock of various privately-held Internet companies and recorded accounts receivable from these companies of $2.5 million. The fair values of these investments, which are classified as long-term assets, are not readily determinable; therefore, they are carried at cost. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of these privately-held companies in assessing impairment. The cost basis would be reduced and earnings would be charged if there were an impairment that was found to be other than temporary at a balance sheet date. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $11.6 million related to these strategic investments. At March 31, 2001, the aggregate investment in privately-held companies is $8.9 million, included in other assets and deferred charges, and $0.5 million, included in prepaid expenses and other accounts receivable in the consolidated balance sheet.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of March 31, 2001 the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

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


NOTE E--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of net income (loss) per common share and net income (loss) per share - assuming dilution follows:

                                   For the Three Months    For the Six Months
                                      Ended March 31,         Ended March 31,
                                       2001      2000        2001      2000
Numerator:
  Net income (loss) available to
     common stockholders, used
     for net income (loss) per
     common share                   $(11,214)   $3,619    $(9,213)   $(2,588)

  Effect of dilutive securities:          --        --         --         --

   Net income (loss) available
     to common stockholders after
     assumed conversions            $(11,214)   $3,619    $(9,213)   $(2,588)
                                    ========    ======    =======     ======

Denominator:
  Denominator for net income
     (loss) per common share-
     weighted average shares          32,811    32,324     32,771     32,230

  Effect of dilutive securities:
     Employee stock options               --     1,523         --         --
                                     -------   -------    -------    -------

  Denominator for net income
     (loss) per share - assuming
     dilution                         32,811    33,847     32,771     32,230
                                     =======   =======    =======    =======

Net income (loss) per common share    $(0.34)    $0.11     $(0.28)    $(0.08)
                                      ======     =====     ======     ======
Net income (loss) per share -
     assuming dilution                $(0.34)    $0.11     $(0.28)    $(0.08)
                                      ======     =====     ======     ======

Potentially dilutive securities with an anti-dilutive effect (convertible debt in all periods presented above and stock options in the fiscal year 2001 periods and fiscal year 2000 six-month period) are not included in the above calculation.

NOTE F--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the six months ended March 31, 2001 and 2000, were approximately $29.4 million and $27.9 million, respectively. After capitalization, these amounts were approximately $29.0 million and $25.3 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $3.1 million and $2.9 million, respectively.

NOTE G--BUSINESS SEGMENTS
(in thousands)

The Company has four reportable segments: Global Education Solutions (GES); Global Government Solutions (GGS); Global Manufacturing & Distribution Solutions (M&DS) and Global Energy, Utilities & Communications Solutions (EUC). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate-related items, elimination of inter-segment transactions, amortization of intangible assets purchased in business acquisitions, substantially all of the asset impairment charge in fiscal year 2001, and the restructuring charge in fiscal year 2000. Interest and other income is not included in the revenue disclosures below. Certain prior year information has been reclassified to conform with the current-year presentation.

Three months ended March 31, 2001
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $ 9,846  $16,654  $ 1,281  $ 4,220   $   --  $32,001
Software sales and
   maintenance and
   enhancements          21,911    2,712    4,125    4,399       --   33,147
Software services        13,966    2,915    7,347   13,014       --   37,242
                        -------  -------  -------  -------  -------  -------
External revenues        45,723   22,281   12,753   21,633       --  102,390
Intersegment revenues       311       13       21       --     (345)      --
Segment profit (loss)     4,338   (2,664)  (5,384)  (1,444) (12,933) (18,087)


Three months ended March 31, 2000
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $10,245  $15,566  $ 3,713  $ 3,785   $   --  $33,309
Software sales and
   maintenance and
   enhancements          23,768    6,096    7,364    5,750       --   42,978
Software services        14,290    3,296    7,009   13,109       --   37,704
                        -------  -------  -------  -------  -------  -------
External revenues        48,303   24,958   18,086   22,644       --  113,991
Intersegment revenues       246       21        6       --     (273)      --
Segment profit (loss)     8,075    2,831     (806)   1,894   (5,860)   6,134

Six months ended March 31, 2001
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $20,028  $31,724  $ 2,562  $ 8,385   $   --  $62,699
Software sales and
   maintenance and
   enhancements          44,085    5,433   10,228   13,969       --   73,715
Software services        26,377    5,698   13,266   26,043       --   71,384
                        -------  -------  -------  -------  -------  -------
External revenues        90,490   42,855   26,056   48,397       --  207,798
Intersegment revenues       643       24       24       --     (691)      --
Segment profit (loss)     9,484   (2,862)  (8,842)   1,976  (14,507) (14,751)


Six months ended March 31, 2000
                                                               All
                            GES      GGS     M&DS      EUC    Other    Total
Outsourcing services    $21,183  $31,643  $ 5,310  $ 7,315   $   --  $65,451
Software sales and
   maintenance and
   enhancements          41,341    8,436   10,331    9,116       --   69,224
Software services        27,321    6,116   16,357   25,896       --   75,690
                        -------  -------  -------  -------  -------  -------
External revenues        89,845   46,195   31,998   42,327       --  210,365
Intersegment revenues       592       24       12       --     (628)      --
Segment profit (loss)    10,516    1,678   (4,475)    (520) (10,917)  (3,718)


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


NOTE I--COMPREHENSIVE INCOME (LOSS)
(in thousands)

Total Comprehensive Income (Loss) is comprised of:

                                        Three Months           Six Months
                                           Ended                  Ended
                                          March 31,               March 31,
                                       2001      2000         2001      2000

Net income (loss)                  $(11,214)   $3,619     $(9,213)   $(2,588)
Other comprehensive income (loss)       (44)     (149)         49       (436)
                                   --------  --------    --------   --------
Total Comprehensive Income (Loss)  $(11,258)   $3,470     $(9,164)   $(3,024)

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

                                   % of Total Revenues     % Change from
                                                             Prior Year
                                Three Mos.    Six Mos.  Three Mos.  Six Mos.
                                  Ended        Ended      Ended      Ended
                                 March 31,    March 31,  March 31   March 31
                                2001  2000   2001  2000
Revenues:
Outsourcing services             31%   29%    30%   31%      (4%)      (4%)
Software sales                    7%   17%    11%   12%     (63%)      (4%)
Maintenance and enhancements     25%   21%    24%   21%      10%       12%
Software services                36%   33%    34%   36%      (1%)      (6%)
Other                             1%   --      1%   --      380%      407%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      (9%)      (1%)

Expenses:
Cost of services, sales and
   maintenance and enhancements  73%   67%    70%   71%      --        (2%)
Selling, general and
   administrative                32%   25%    31%   27%      16%       15%
Asset impairment charge          11%   --      5%   --       --        --
Equity in losses of affiliates   --     2%    --     2%    (100%)    (100%)
Restructuring charges            --    --     --     1%      --      (100%)
Interest expense                  1%    1%     1%    1%       6%        6%
Income (loss) before
   income taxes                 (17%)   5%    (7%)  (2%)   (395%)    (297%)


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

                                     Three Months           Six Months
                                         Ended                 Ended
                                       March 31,             March 31,
                                      2001   2000           2001   2000

Gross Profit:
   Outsourcing services                15%    13%            17%    16%
   Software sales and maintenance
      and enhancements                 30%    47%            40%    38%
   Software services                   32%    36%            30%    31%
                                       ---    ---            ---    ---
   Total                               26%    33%            29%    29%

Revenues:
Outsourcing services revenue decreased 4% in the second quarter and first six months of fiscal year 2001 compared with the comparable prior-year periods. These decreases are primarily the result of (i) significant pass-through revenue related to expenses recorded for a client in the process manufacturing and distribution market in the second quarter of fiscal year 2000 and (ii) the termination of several small contracts in the government and higher education markets and decreased services provided under several other contracts in the fiscal year 2001 periods. These decreases were partially offset by increases resulting from a first quarter fiscal year 2001 agreement with the City of Memphis, Tennessee and a fourth quarter 2000 agreement with the Chicago Department of Water.

Software sales decreased 63% in the second quarter of fiscal year 2001 compared to the prior-year period due to significantly decreased licenses in each of the Company's markets. The Company believes this decrease is primarily the result of growing caution in the general business climate, which has been particularly felt in the technology sector. The 4% decrease in software sales for the six-month period reflects the above mentioned decreases offset by a revenue increase of 227% in the first quarter of 2001 compared with the first quarter of fiscal year 2000. This first quarter increase is the result of unusually low revenue in the year 2000 period because of the year 2000 slowdown in enterprise application software licensing.

The 10% and 12% increases in maintenance and enhancements revenue in the second quarter and first six months of fiscal year 2001 were the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue decreased 1% and 6% in the second quarter and first six months of fiscal year 2001 compared to the prior-year periods, respectively. These decreases were primarily the result of decreased implementation and integration services performed in the process manufacturing and distribution and higher education markets. These decreases were primarily the result of (i) a decline in license fee revenue upon which services revenue is dependent, and
(ii) a change in the sales mix in the process manufacturing and distribution market toward a greater percentage of supply chain sales. Supply chain sales generally require less revenue generating services than ERP sales, since the implementation of the supply chain product generally requires less effort than an ERP implementation.

The increase in interest and other income in the first six months of fiscal year 2001 is primarily attributable to interest income earned on the Company's increased cash and short-term investments balances and the amortization of the WebCT noncompete agreement signed in the Company's third quarter of fiscal year 2000.

Gross Profit:
Gross profit decreased as a percentage of total revenue (excluding interest and other income) from 33% for the second quarter of fiscal year 2000 to 26% for the second quarter of fiscal year 2001. The total gross profit percentage decreased primarily because of a decrease in software sales during the quarter, without a commensurate decrease in fixed expenses. This decrease was the result of significantly decreased software licenses in all of the Company's markets, primarily, the Company believes, as a result of a growing caution in the general business climate, which has been particularly felt in the technology sector. The software sales and maintenance and enhancements cost levels are based in part on the Company's future revenue expectations. Due to lower than expected revenue for the second quarter of fiscal year 2001, the Company did not reduce these costs enough during the period to sustain the prior-year period gross profit levels. Additionally the Company incurred increased development expenses during the quarter primarily in the higher education business related to a new product initiative. The software services gross margin also decreased in the second quarter of fiscal year 2001 compared with the prior-year period. This decrease was primarily the result of decreased utilization. These decreases were partially offset by increases in the outsourcing services' gross profit, which increased primarily as a result of new agreements signed at the end of fiscal year 2000 and the first quarter of fiscal year 2001, coupled with the impact of the significant pass through revenue related to expenses recorded for a client in the process manufacturing and distribution market in the second quarter of fiscal year 2000.

Gross profit as a percentage of total revenue (excluding interest and other income) was 29% for the first six months of fiscal year 2000 and 2001; however, the components of the gross profit percentage changed from the fiscal year 2000 period to the fiscal year 2001 period. The software sales and maintenance and enhancement gross profit improved slightly because of increased maintenance and enhancement revenue in the fiscal year 2001 period. The outsourcing services gross profit also improved slightly in the first six months of fiscal year 2001 compared with the prior year period primarily as a result of new agreements and the impact of the fiscal year 2000 pass through revenue discussed above. These increases were offset by decreases in the software services gross margin, which is primarily the result of decreased utilization in the process manufacturing and distribution market.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased in the second quarter and first six months of fiscal year 2001 compared with the prior year periods primarily as a result of (i) the addition of sales personnel and marketing expenses, primarily in the process manufacturing and distribution and higher education markets, in an effort to increase sales volume and (ii) severance costs, of approximately $0.5 million, incurred in the second quarter of fiscal year 2001.

During the second quarter of fiscal year 2001, the Company announced that it plans to implement initiatives during the third quarter of 2001 that will reduce operating costs by approximately 5% on an annual basis. While the restructuring plan has not yet been formalized, the Company is planning to eliminate some programs and reduce related staff levels as well as make some management changes in an effort to improve the Company's performance. As a result of the cost reduction, the Company anticipates incurring a restructuring charge primarily for severance and other employee-related costs in the third quarter of fiscal year 2001.

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

The Company made investments for strategic business purposes of $18.5 million in common and preferred stock of various privately-held Internet companies and recorded accounts receivable from these companies of $2.5 million. The fair values of these investments, which are classified as long-term assets, are not readily determinable; therefore, they are carried at cost. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of these privately-held companies in assessing impairment. The cost basis has been reduced as of March 31, 2001 and earnings have been charged as a result of an impairment that is other than temporary at the balance sheet date. Future earnings would also be reduced and earnings would be charged if there were an impairment that was found to be other than temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future write down in the carrying amount of these investments to recognize an impairment loss due to an other than temporary decline in the value of these investments. In the second quarter of fiscal year 2001, the Company recorded an asset impairment charge of $11.6 million related to these strategic investments. At March 31, 2001, the aggregate investment in privately-held companies is $8.9 million, included in other assets and deferred charges, and $0.5 million, included in prepaid expenses and other accounts receivable in the consolidated balance sheet. The Company believes that the impairment in these investments is the result of changes in the business models of these companies. The Company believes this change will result in lower future earnings achieved by these remaining companies than those projected when the Company invested; however this does not reflect a deterioration in these companies' viability.

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

Investment in Campus Pipeline, Inc.:
Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of March 31, 2001, the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Contingency:
The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this litigation. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages in the amount of approximately $3.2 million plus prejudgment interest on a portion of that amount. On post-trial motions, the amount of the judgment was reduced by approximately $0.6 million. The Company has appealed the decision and believes that insurance proceeds may be available to cover a portion of the damages awarded against it. As a result of the court's decision and the inability to predict the possibility of overturning the judgment on appeal, the Company recorded a pretax charge of $5.8 million for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. In the opinion of management, this amount, plus amounts previously accrued should be adequate to cover the ultimate loss resulting from this matter in the event that the appellate court affirms the lower court's decision.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The Company's cash and short-term investments balance was $74.3 million and $65.9 million as of March 31, 2001, and September 30, 2000, respectively, as a result of cash provided by operations discussed below.

Cash provided by operating activities was $14.8 million for the first six months of fiscal year 2001, compared with $2.0 million for the prior-year period. The primary source of cash in the fiscal year 2001 period was a decrease in accounts receivable. The decrease in accounts receivable is due to improved collections and decreased revenue in the second quarter of fiscal year 2001.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to 10 years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone-based. During the beginning of a typical outsourcing services contract, the Company performs services and incurs expenses more quickly than during the later part of the contract. Billings usually remain constant during the term of the contract. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. In certain software services contracts, the Company performs services but cannot bill for them before attaining a milestone. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The Company's Consolidated Balance Sheet reflects this excess as unbilled accounts receivable. As an outsourcing services contract proceeds, the Company performs services and incurs expenses at a lesser rate. This results in billings that exceed revenue recognized in such periods, which causes a decrease in the unbilled accounts receivable. Likewise, billings related to the achievement of a milestone in a software services contract causes a decrease in the unbilled accounts receivable. In both cases, additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts. The remaining unbilled accounts receivable balance is comprised of software sales for which the Company has shipped product and recognized revenue, but has not billed amounts due to the contractual payment terms. The Company usually bills these unbilled balances within one year.

Cash used in investing activities was $1.4 million for the first six months of fiscal year 2001 compared with $5.8 million for the fiscal year 2000 six-month period. In the fiscal year 2001 period, cash was used in the purchase of investments, property and equipment, and subsidiary assets offset by cash provided by the sale and maturity of available-for-sale investments. The primary use of cash in the six months ended March 31, 2000 was the purchase of property and equipment and the capitalization of software development costs.

The $1.6 million and $2.6 million in cash provided by financing activities for the first six months of fiscal year 2001 and 2000, respectively consists primarily of proceeds from the exercises of stock options.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2002 and includes optional annual renewals. There were no borrowings outstanding at March 31, 2001, or September 30, 2000. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at March 31, 2001, is $74.75 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for the fiscal year 2001 and 2000 periods and therefore are not included in the denominators for net income per share - assuming dilution.

The Company believes that its cash and cash equivalents, short-term investments, cash provided by operations, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

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

The success of the Company's business depends upon certain key management, sales, and technical personnel. In addition, the Company believes that to succeed in the future, it must continue to attract, retain, and motivate talented and qualified management, sales, and technical personnel. Competition for such personnel in the information technology industry is intense. The Company sometimes has difficulty locating qualified candidates. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate, and retain other skilled management, sales, and technical personnel. The loss of certain key personnel or the inability to attract and retain qualified employees in the future could have a material adverse effect on the Company's business, results of operations, and/or financial condition.

The application software industry is characterized by intense competition, rapid technological advances, changes in client requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully, and to continue to develop and market new products and enhancements cost-effectively. This necessitates continued investment in research and development and sales and marketing. There can be no assurance that new industry standards or changing technology will not render the Company's products obsolete or non-competitive, that the Company will be able to develop and market new products successfully, or that the Company's markets will accept its new product offerings. Furthermore, software programs as complex as those the Company offers may contain undetected errors or bugs when they are first introduced or as new versions are released. Despite Company and third-party testing, there can be no assurance that errors will not be found in new product offerings. Such errors can cause unanticipated costs and delays in market acceptance of these products and could have a material adverse effect on the Company's business, financial condition or cash flows. In addition, new distribution methods, such as the Internet and other electronic channels, have removed many of the barriers to entry that small and start-up software companies faced in the past. Therefore, the Company expects competition to increase in its markets.

If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products, or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development.

Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Additionally, while the distribution of applications through application service providers may provide a new market for the Company's products, these new distribution methods could also reduce the price paid for the Company's products or adversely affect other sales of its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

The Company uses a common industry practice to forecast sales and trends in its business. The Company's sales personnel monitor the status of prospective sales, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company regularly aggregates these estimates to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

Building upon its original investment, the Company continues to strengthen its strategic alliance with Campus Pipeline, Inc. The Company has enhanced the integration of its higher education information systems with the Campus Pipeline product to provide 24-hour access to campus and Internet resources and allow students to enroll, register for classes, view grades, request transcripts and loan status, obtain reading lists, buy books, access email, and participate in interactive chat sessions. While some of these features have been included in a product released by Campus Pipeline, other features are scheduled for future releases.

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

The success of these investments and strategic alliances depends upon: (i) the ability of the Company and its alliance partners to meet development and implementation schedules for products and to enhance the products over time,
(ii) the market acceptance of the products, (iii) the Company's ability to integrate the alliance partners' products with the Company's products cost-effectively and on a timely basis, and (iv) the ability of the Company's alliance partners to achieve their financial goals.

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

Certain of the Company's outsourcing contracts may be terminated by the client for convenience. If clients that represent a substantial portion of the Company's revenues terminate for convenience, the Company's results of operations could be adversely affected.

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

Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; the Company's ability to complete fixed-price contracts profitably; and the Company's ability to generate capital gains sufficient to offset the capital losses that are expected to be realized upon the disposition of the investments held by the Company for which the carrying value has been reduced for financial reporting purposes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative or qualitative disclosures for fiscal year 2001. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 2000.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II

Item 1.   Legal Proceedings

The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this litigation. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages in the amount of approximately $3.2 million plus prejudgment interest on a portion of that amount. On post-trial motions, the amount of the judgment was reduced by approximately $0.6 million. The Company has appealed the decision and believes that insurance proceeds may be available to cover a portion of the damages awarded against it. As a result of the court's decision and the inability to predict the possibility of overturning the judgment on appeal, the Company recorded a pretax charge of $5.8 million for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. In the opinion of management, this amount, plus amounts previously accrued should be adequate to cover the ultimate loss resulting from this matter in the event that the appellate court affirms the lower court's decision.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 23, 2001, Thomas I. Unterberg and Michael D. Chamberlain were reelected as directors of the Company for a term expiring at the Company's 2004 Annual Meeting of Shareholders. There were 24,605,893 votes cast in favor of the election of Mr. Unterberg and 1,812,586 votes were withheld, and there were 25,639,784 votes cast in favor of the election of Mr. Chamberlain and 778,695 votes were withheld.

The amendment to the Company's 1994 Long-term Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder from 5,500,000 to 7,500,000 shares was approved. The amendment is filed as exhibit 10.1 of this Form 10Q. There were 15,725,547 votes cast in favor of approval of the amendment, 4,983,841 votes against, and 56,858 abstained.

The adoption of the Company's 2000 Employee Stock Purchase Plan was approved. The Plan is filed as exhibit 4 to the Company's Form S-8 filed February 26, 2001. There were 19,025,619 votes cast in favor of approval of the Plan, 1,686,883 votes against, and 53,744 abstained.

Item 6 (a).  Exhibits

Exhibit 10.1 Amendment to the Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as previously amended.


Item 6 (b).   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended March 31, 2001.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 05/10/01                 /s/  Eric Haskell
                         ------------------------------------------------



                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer