Form 10-Q
period 2001-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2001-08-10
CIK 707606

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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

32,954,449 Common shares, $.01 par value, as of August 3, 2001



               Page 1 of 27 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 2001 and September 30, 2000

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 2001 and 2000

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 2001 and 2000

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 2001 and 2000

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

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                June 30,      September 30,
                                                  2001            2000
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $127,674        $ 49,155
   Short-term investments, including
      accrued interest of $0 and $206             20,889          16,787
   Receivables, including $42,046
      and $48,140 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $4,280 and $4,534                       101,500         111,908
   Prepaid expenses and other receivables          4,741          18,598
                                                --------        --------
              TOTAL CURRENT ASSETS               254,804         196,448

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    58,173          61,151

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                14,380          18,080

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   13,107          14,218

OTHER ASSETS AND DEFERRED CHARGES                 42,892          35,072

NET ASSETS OF DISCONTINUED OPERATIONS                 --          36,692
                                                --------        --------
TOTAL ASSETS                                    $383,356        $361,661
                                                ========        ========



Note: The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)


                                               June 30,       September 30,
                                                 2001             2000
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  7,890        $  9,513
   Current portion of long-term debt               2,955             712
   Income taxes payable                            4,042           1,793
   Accrued expenses                               54,250          39,240
   Deferred revenue                               23,129          29,415
                                                --------        --------
              TOTAL CURRENT LIABILITIES           92,266          80,673

LONG-TERM DEBT, less current portion              74,723          77,521
OTHER LONG-TERM LIABILITIES                        1,160           2,030

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      37,519 and 37,264 shares                       375             372
   Capital in excess of par value                117,388         115,247
   Retained earnings                             123,430         111,879
   Accumulated other comprehensive loss             (504)           (540)
                                                --------        --------
                                                 240,689         226,958
Less
   Held in treasury, 4,642 and 4,642 common
      shares--at cost                            (24,982)        (24,911)
   Notes receivable from stockholders               (500)           (610)
                                                --------        --------
                                                 215,207         201,437
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $383,356        $361,661
                                                ========        ========



Note: The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)

                                                For the Three Months Ended
                                                         June 30,
                                                   2001            2000
Revenues:
 Outsourcing services                           $ 15,424        $ 15,595
 Software sales and commissions                   14,745          20,851
 Maintenance and enhancements                     26,301          21,475
 Software services                                34,123          32,795
 Interest and other income                         1,092           1,011
                                                --------        --------
                                                  91,685          91,727
Expenses:
 Cost of outsourcing services                     11,828          13,021
 Cost of software sales, commissions,
   maintenance and enhancements                   22,967          17,432
 Cost of software services                        22,841          22,651
 Selling, general and administrative              26,651          25,381
 Restructuring charge                              3,954              --
 Interest expense                                  1,207           1,157
                                                --------        --------
                                                  89,448          79,642
Income from continuing operations
   before income taxes                             2,237          12,085
Provision for income taxes                         1,217           5,133
                                                --------        --------
Income from continuing operations                  1,020           6,952

Discontinued operations:
  Income (loss) from discontinued operations,
    adjusted for applicable provision (benefit)
    for income taxes of ($195) and $2,861           (411)          4,346
  Gain on sale of discontinued operations,
    net of income taxes of $13,111 and $0         20,155              --
                                                --------        --------
Income from discontinued operations               19,744           4,346
                                                --------        --------

Net income                                      $ 20,764        $ 11,298
                                                ========        ========

Income from continuing operations
    per common share                              $ 0.03          $ 0.21
    per share - assuming dilution                 $ 0.03          $ 0.21

Income from discontinued operations
    per common share                              $ 0.60          $ 0.13
    per share - assuming dilution                 $ 0.60          $ 0.13

Net income
    per common share                              $ 0.63          $ 0.35
    per share - assuming dilution                 $ 0.63          $ 0.33

Common shares and equivalents outstanding:
   Average common shares                          32,868          32,502
   Average common shares - assuming dilution      33,042          33,857


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)
                                                 For the Nine Months Ended
                                                         June 30,
                                                   2001            2000
Revenues:
 Outsourcing services                           $ 46,399        $ 49,426
 Software sales and commissions                   36,929          40,083
 Maintenance and enhancements                     72,399          63,031
 Software services                                99,809         102,809
 Interest and other income                         3,665           1,511
                                                --------        --------
                                                 259,201         256,860
Expenses:
 Cost of outsourcing services                     36,263          40,178
 Cost of software sales, commissions,
   maintenance and enhancements                   63,780          56,093
 Cost of software services                        68,179          70,591
 Selling, general and administrative              84,411          74,974
 Restructuring charge                              3,954           1,000
 Asset impairment charges                          7,831              --
 Equity in losses of affiliates                      --            4,761
 Interest expense                                  3,628           3,449
                                                --------        --------
                                                 268,046         251,046
Income (loss) from continuing operations
   before income taxes                            (8,845)          5,814
Provision (benefit) for income taxes              (3,096)          2,989
                                                --------        --------
Income (loss) from continuing operations          (5,749)          2,825

Discontinued operations:
  Income (loss) from discontinued operations,
    adjusted for applicable provision (benefit)
    for income taxes of ($1,420) and $3,875       (2,855)          5,885
  Gain on sale of discontinued operations,
    net of income taxes of $13,111 and $0         20,155              --
                                                --------        --------
Income from discontinued operations               17,300           5,885
                                                --------        --------

Net income                                      $ 11,551        $  8,710
                                                ========        ========

Income (loss) from continuing operations
    per common share                              $(0.18)         $ 0.09
    per share - assuming dilution                 $(0.18)         $ 0.08

Income from discontinued operations
    per common share                              $ 0.53          $ 0.18
    per share - assuming dilution                 $ 0.53          $ 0.18

Net income
    per common share                              $ 0.35          $ 0.27
    per share - assuming dilution                 $ 0.35          $ 0.26

Common shares and equivalents outstanding:
   Average common shares                          32,803          32,320
   Average common shares - assuming dilution      32,803          33,577

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                 For the Nine Months Ended
                                                         June 30,
                                                   2001            2000

OPERATING ACTIVITIES
Net income                                      $ 11,551        $  8,710
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Asset impairment charge                         7,831              --
   Equity in losses of affiliate                      --           4,761
   Gain on sale of assets                             --          (6,430)
   Gain on sale of discontinued operations       (20,155)             --
   WebCT commission income                        (2,700)             --
   Depreciation and amortization                  21,073          20,271
   Provision for doubtful accounts                 2,677           2,027
   Deferred tax benefit                          (15,423)            477
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables           3,313          (5,238)
      (Increase) decrease in prepaid expenses
         and other receivables                     6,280          (2,176)
      Increase in accounts payable                   (49)         (5,496)
      Decrease in other accrued
         expenses                                   (416)           (998)
      Increase (decrease) in deferred revenue     (8,550)          7,929
      Other, net                                   2,070          (1,235)
                                                --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          7,502          22,602

INVESTING ACTIVITIES
Purchase of property and equipment                (7,750)         (4,888)
Capitalized computer software costs                 (754)         (3,098)
Purchase of investments available for sale       (31,453)        (13,752)
Proceeds from sale or maturity of
   investments available for sale                 27,503           4,506
Proceeds from sale of discontinued operations     85,000              --
Purchase of subsidiary, net of cash acquired      (3,009)           (300)
Purchase of long-term investments                     --         (10,000)
Proceeds from sale of assets                          --           2,000
                                                --------        --------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                           69,537         (25,532)

FINANCING ACTIVITIES
Repayment of borrowings                             (528)        (17,283)
Proceeds from borrowings, net of issuance costs       --          16,800
Repurchase of Company stock                          (71)             --
Decrease in notes receivable from stockholders       110              --
Proceeds from exercise of stock options            1,969           3,553
                                                --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,480           3,070

INCREASE IN CASH & CASH EQUIVALENTS               78,519             140
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD       49,155          27,030
                                                --------        --------
CASH & CASH EQUIVALENTS-END OF PERIOD           $127,674        $ 27,170
                                                ========        ========
SUPPLEMENTAL INFORMATION
Noncash investing and financing activities:
  Purchase of subsidiary - noncash portion      $    500        $     --
  Conversion of subordinated debentures into
     common stock                                     27              --

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, the fiscal year 2001 asset impairment charge, the fiscal year 2001 restructuring charge, and the fiscal year 2000 restructuring charge) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. On June 29, 2001, the Company completed the sale of its Global Government Systems (GGS) business. The GGS business is accounted for as a discontinued operation, and accordingly, amounts in the consolidated balance sheets and statements of operations and related notes for all periods presented have been restated to reflect discontinued operations accounting. Operating results for the three and nine-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

NOTE B--CASH AND SHORT-TERM INVESTMENTS
Cash equivalents are short-term, highly liquid investments with a maturity of three months or less at the date of purchase.

Short-term investments consist of corporate debt securities. Management determines the appropriate classification of the debt securities at the time of purchase. At June 30, 2001 the portfolio of debt securities has been classified as available for sale and, as a result, is stated at fair value. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as current assets.

The contractual maturities of short-term investments held as of June 30, 2001 are (in thousands):

Due in one year or less                   $ 16,693
Due after one year through four years        4,196
                                           -------
                                          $ 20,889

NOTE C--LONG-TERM INVESTMENTS
The Company made investments for strategic business purposes of $16.0 million in the common and preferred stock of WebCT, a privately-held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other than temporary impairment discussed below. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately-held company in assessing impairment. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7.8 million related to this investment. In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. Shares of WebCT will continue to be earned as additional schools license this product now that this threshold has been met. At June 30, 2001, the Company owns approximately 10% of the voting shares of WebCT. At June 30, 2001, the aggregate investment in WebCT is $10.9 million, and is included in other assets and deferred charges in the consolidated balance sheet.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of June 30, 2001 the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

NOTE D--ACQUISITIONS AND DISPOSITIONS
On June 29, 2001, the Company completed the sale of its GGS business to Affiliated Computer Services, Inc., realizing cash proceeds of $85 million, subject to adjustment in certain circumstances and the payment of taxes. Based on a formula contained in the purchase agreement, the purchase price reduction could be as much as approximately $40 million, although the Company does not believe that any material reduction will occur. As a result of the disposition, the Company will be able to further reduce and consolidate certain corporate functions, and provided a reserve of $12.8 million for severance and real estate related costs associated with such actions. This reserve is included in accrued expenses. After this provision, the sale resulted in a pretax gain of $33.3 million, which net of $13.1 million of income taxes, produced a gain on sale of discontinued operations of $20.2 million. The results of GGS have been reported separately as discontinued operations in the consolidated statements of operations. Prior year consolidated financial statements have been restated to present GGS as a discontinued operation. For business segment reporting purposes, GGS data was previously reported as a separate segment. Revenues from the GGS business were $22.5 million and $28.2 million for the three-month periods ending June 30, 2001 and 2000, respectively. GGS revenues for the nine-month periods ending June 30, 2001 and 2000 were $65.7 million and $74.0 million, respectively. The net assets of discontinued operations at September 30, 2000 were $36.7 million (net assets of the discontinued operation were $38.9 million at the date of the sale) comprised of the following:
      Accounts receivable                                        $27,058
      Prepaid expenses and other receivables                       6,994
      Property and equipment                                       2,184
      Capitalized computer software costs                          1,230
      Cost in excess of fair value of net assets acquired          1,520
      Other assets and deferred charges                            4,169
      Current liabilities                                         (6,463)

          Net Assets of Discontinued Operations                  $36,692

NOTE E--RESTRUCTURING CHARGES
During the quarter ended June 30, 2001, the Company implemented a restructuring plan, which included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. The restructuring was carried out in an effort to improve the Company's performance. The Company accrued $3.5 million during the quarter ended June 30, 2001, related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. In May and June 2001, the Company terminated approximately 150 employees engaged primarily in marketing, administrative, special programs and development functions.

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of noncritical programs. The restructuring was considered necessary in light of significantly decreased license fees in the quarter. The Company accrued $1 million related to severance and termination benefits based on a termination plan developed by management in consultation with the Board of Directors in December 1999. In January 2000, the Company terminated approximately 100 employees engaged primarily in marketing, administrative, special-programs, and development functions.

NOTE F--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of earnings per common share and per share - assuming dilution follows:

                                    For the Three Months    For the Nine Months
                                        Ended June 30,         Ended June 30,
                                        2001      2000       2001       2000

Numerator:
Income (loss) from continuing
  operations available to
  common stockholders,               $ 1,020   $ 6,952   $ (5,749)   $ 2,825

Discontinued operations:
  Income (loss) from discontinued
     operations, net of income
     taxes                              (411)    4,346     (2,855)     5,885
  Gain on sale of discontinued
     operations, net of income
     taxes                            20,155        --     20,155         --
                                      ------    ------     ------     ------
Income from discontinued
  operations                          19,744     4,346     17,300      5,885

Net income available
  to common stockholders after
  assumed conversions                $20,764   $11,298    $11,551    $ 8,710
                                     =======   =======    =======    =======


Denominator:
Weighted average common shares        32,868    32,502     32,803     32,320

Effect of dilutive securities:
  Employee stock options                 174     1,355         --      1,257
                                     -------   -------    -------    -------

Weighted average common shares
  -- assuming dilution                33,042    33,857     32,803     33,577
                                     =======   =======    =======    =======

Income (loss) from continuing operations
  per common share                    $ 0.03    $ 0.21     $(0.18)    $ 0.09
  per share - assuming dilution       $ 0.03    $ 0.21     $(0.18)    $ 0.08

Income from discontinued operations
  per common share                    $ 0.60    $ 0.13     $ 0.53     $ 0.18
  per share - assuming dilution       $ 0.60    $ 0.13     $ 0.53     $ 0.18

Net income
  per common share                    $ 0.63    $ 0.35     $ 0.35     $ 0.27
  per share - assuming dilution       $ 0.63    $ 0.33     $ 0.35     $ 0.26

Potentially dilutive securities with an anti-dilutive effect (stock options in the fiscal year 2001 nine-month period and convertible debt in all periods presented) are not included in the above calculation.


NOTE G--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the nine months ended June 30, 2001 and 2000, were approximately $39.5 million and $36.5 million, respectively. After capitalization, these amounts were approximately $38.9 million and $33.7 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $4.3 million and $3.9 million, respectively.

NOTE H--BUSINESS SEGMENTS
(in thousands)

After the sale of GGS, the Company has three reportable segments: Global Education Solutions (GES); Global Manufacturing & Distribution Solutions (M&DS); and Global Energy, Utilities & Communications Solutions (EUC). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate-related items, elimination of inter-segment transactions, amortization of intangible assets purchased in business acquisitions, substantially all of the asset impairment charge in fiscal year 2001, and the restructuring charges in fiscal year 2001 and 2000. Interest and other income is not included in the revenue disclosures below. Certain prior year information has been reclassified to conform with the current-year presentation.


Three months ended June 30, 2001
                                                              All
                             GES       M&DS        EUC      Other      Total
Outsourcing services    $ 10,049    $ 1,281    $ 4,094     $   --   $ 15,424
Software sales and
   commissions, and
   maintenance and
   enhancements           31,782      4,210      5,054         --     41,046
Software services         14,840      7,607     11,676         --     34,123
                         -------    -------    -------    -------    -------
External revenues         56,671     13,098     20,824         --     90,593
Intersegment revenues        316          1         --       (317)        --
Segment profit (loss)     12,219     (2,820)      (913)    (6,249)     2,237

Three months ended June 30, 2000
                                                              All
                             GES       M&DS        EUC      Other      Total
Outsourcing services    $  9,849    $ 2,077    $ 3,669     $   --   $ 15,595
Software sales and
   commissions, and
   maintenance and
   enhancements           23,105     10,424      8,797         --     42,326
Software services         13,937      6,142     12,716         --     32,795
                         -------    -------    -------    -------    -------
External revenues         46,891     18,643     25,182         --     90,716
Intersegment revenues        278          6         --       (284)        --
Segment profit (loss)      8,715      1,765      4,597     (2,992)    12,085


Nine months ended June 30, 2001
                                                             All
                             GES       M&DS        EUC      Other      Total
Outsourcing services    $ 30,077    $ 3,843    $12,479     $   --   $ 46,399
Software sales and
   commissions, and
   maintenance and
   enhancements           75,867     14,438     19,023         --    109,328
Software services         41,217     20,873     37,719         --     99,809
                         -------    -------    -------    -------    -------
External revenues        147,161     39,154     69,221         --    255,536
Intersegment revenues        959         25         --       (984)        --
Segment profit (loss)     21,703    (11,662)     1,063    (19,949)    (8,845)


Nine months ended June 30, 2000
                                                              All
                             GES       M&DS        EUC      Other      Total
Outsourcing services    $ 31,056    $ 7,387    $10,983     $   --   $ 49,426
Software sales and
   commissions, and
   maintenance and
   enhancements           64,446     20,755     17,913         --    103,114
Software services         41,547     22,499     38,763         --    102,809
                         -------    -------    -------    -------    -------
External revenues        137,049     50,641     67,659         --    255,349
Intersegment revenues        870         18         --       (888)        --
Segment profit (loss)     19,231     (2,710)     4,077    (14,784)     5,814

NOTE I--LONG-TERM DEBT
The Company has $74.75 million of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000, at prices from 102.5% of par decreasing to par on October 15, 2003. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company.

NOTE J--COMPREHENSIVE INCOME
(in thousands)
                                       Three Months          Nine Months
                                      Ended June 30,        Ended June 30,
                                     2001       2000        2001      2000

Net income                        $20,764    $11,298     $11,551    $8,710
Other comprehensive income (loss)     (13)        28          36      (408)
                                 --------    -------   ---------    ------
Total Comprehensive Income        $20,751    $11,326     $11,587    $8,302

Other comprehensive income relates primarily to currency translation adjustments related to foreign subsidiaries whose functional currencies are their local currencies.

NOTE K--NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the new rules on accounting for goodwill beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in pre-tax income of approximately $1.7 million per year subject to any impairment charges that may occur. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company adopted the provisions of SAB 101 during the fourth quarter of fiscal year 2001.

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

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.   Nine Mos.  Three Mos.  Nine Mos.
                                  Ended        Ended      Ended      Ended
                                 June 30,     June 30,   June 30    June 30
                                2001  2000   2001  2000
Revenues:
Outsourcing services             17%   17%    18%   19%      (1%)      (6%)
Software sales and commissions   16%   23%    14%   16%     (29%)      (8%)
Maintenance and enhancements     29%   23%    28%   24%      22%       15%
Software services                37%   36%    39%   40%       4%       (3%)
Other                             1%    1%     1%    1%       8%      143%
                                ----  ----   ----  ----
Total                           100%  100%   100%  100%      --         1%

Expenses:
Cost of services, software sales,
   commissions, maintenance
   and enhancements              63%   58%    65%   65%       9%        1%
Selling, general and
   administrative                29%   28%    33%   29%       5%       13%
Asset impairment charge          --    --      3%   --       --        --
Equity in losses of affiliates   --    --     --     2%      --      (100%)
Restructuring charges             4%   --      1%    1%       --      295%
Interest expense                  1%    1%     1%    1%       4%        5%
Income (loss) from continuing
   operations before income
   taxes                          3%   13%    (3%)   2%     (81%)    (252%)


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

                                     Three Months           Nine Months
                                         Ended                 Ended
                                        June 30,              June 30,
                                      2001   2000           2001   2000

Gross Profit:
   Outsourcing services                23%    17%            22%    19%
   Software sales, commissions,
      maintenance and enhancements     44%    59%            42%    46%
   Software services                   33%    31%            32%    31%
                                       ---    ---            ---    ---
   Total                               36%    41%            34%    35%

Revenues:
Outsourcing services revenue decreased 6% in the first nine months of fiscal year 2001 compared with the prior-year period. This decrease is primarily the result of (i) significant pass-through revenue related to expenses recorded for a client in the process manufacturing and distribution market in the second quarter of fiscal year 2000 and (ii) the termination of several small contracts in the higher education market and decreased services provided under several other contracts in the fiscal year 2001 periods. These decreases are partially offset by increases resulting from a fourth quarter 2000 agreement with the Chicago Department of Water. As a result of a termination of an outsourcing agreement at the end of the third quarter of fiscal year 2001, it is expected that revenues will decrease and remain at the reduced level until new contracts are obtained.

Software sales and commissions decreased 29% and 8% in the third quarter and first nine months of fiscal year 2001, respectively, compared to the prior-year periods due to decreased licenses in the Company's process manufacturing and distribution and energy and utilities markets. The Company believes these decreases are primarily the result of caution in the general business climate, which has been particularly felt in the technology sector. These decreases are partially offset by increases in the higher education market. The third quarter fiscal year 2001 higher education revenues include $2.7 million in shares of WebCT, earned by licensing to schools with cumulative enrollments totaling one million students. Shares of WebCT will continue to be earned as additional schools license this product because the threshold has been met.

The 22% and 15% increases in maintenance and enhancements revenue in the third quarter and first nine months of fiscal year 2001, respectively, were the result of the growing installed base of clients in all of the Company's markets and in the third quarter of fiscal year 2001, $3.0 million from the incremental fees paid to attend the Company's users group meeting. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue increased 4% in the third quarter of fiscal year 2001 compared with the third quarter of fiscal year 2000. The increase is primarily the result of increases in the manufacturing and distribution and higher education markets partially offset by decreases in the energy and utilities market. Software services revenue decreased 3% in the first nine months of fiscal year 2001 compared to the prior-year period. This decrease is primarily the result of decreased implementation and integration services performed in the process manufacturing and distribution market in the first six months of fiscal year 2001 and in the third quarter of fiscal year 2001 in the energy and utilities market. These decreases were primarily the result of a decline in license fees which generate service orders.

The increase in interest and other income in the first nine months of fiscal year 2001 is primarily attributable to interest income earned on the Company's increased cash and short-term investments balances and the amortization of the WebCT noncompete agreement signed in the Company's third quarter of fiscal year 2000.

Gross Profit:
Gross profit decreased as a percentage of total revenue (excluding interest and other income) from 41% for the third quarter of fiscal year 2000 to 36% for the third quarter of fiscal year 2001 and from 35% for the first nine months of fiscal year 2000 to 34% for the same period of fiscal year 2001. The total gross profit percentage decreased because of a decrease in the software sales, commissions, maintenance and enhancements gross profit percentage. This decrease is primarily the result of decreased software sales during the fiscal year 2001 periods, partially offset by the WebCT commissions revenue during the third quarter of fiscal year 2001, and an increase in certain costs. The Company incurred increased development expenses during the fiscal year 2001 periods primarily in the higher education business related to a new product initiative. The decrease in the software sales, commissions, maintenance and enhancement margin was partially offset by increases in the software services and outsourcing services margins. The software services gross margin increased in the fiscal year 2001 periods compared with the prior-year periods as a result of increased utilization primarily in the process manufacturing and distribution market. The outsourcing services margin increased primarily as a result of the new Chicago Department of Water agreement signed at the end of fiscal year 2000, new work on existing contracts, and for the nine-month period, the impact of the second quarter fiscal year 2000 pass through revenue discussed above.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased in the third quarter and first nine months of fiscal year 2001 compared with the prior year periods primarily as a result of (i) the addition of sales personnel and selling expenses primarily in the process manufacturing and distribution and higher education markets, in an effort to increase sales volume and (ii) severance costs, of approximately $0.5 million, incurred in the second quarter of fiscal year 2001.

Restructuring Charges:
During the quarter ended June 30, 2001, the Company implemented a restructuring plan, which included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. The restructuring, which is expected to reduce operating costs by about 5% on an annual basis, was carried out in an effort to improve the Company's performance. The Company accrued $3.5 million during the quarter ended June 30, 2001, related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. In May and June 2001, the Company terminated approximately 150 employees engaged primarily in marketing, administrative, special programs and development functions. The Company has experienced some savings in the third quarter of fiscal year 2001 and expects to experience full cost savings related to the restructuring in the fourth quarter of fiscal year 2001. The Company is evaluating the need for additional program and staff reductions in the fourth quarter of fiscal 2001.

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of noncritical programs. The restructuring was considered necessary in light of significantly decreased license fees in the quarter. The Company accrued $1 million related to severance and termination benefits based on a termination plan developed by management in consultation with the Board of Directors in December 1999. In January 2000, the Company terminated approximately 100 employees engaged primarily in marketing, administrative, special-programs, and development functions. The Company began to experience cost savings related to the restructuring in the second quarter of fiscal year 2000.

Long-Term Investments:
The Company made investments for strategic business purposes of $16.0 million in the common and preferred stock of WebCT, a privately-held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other than temporary impairment discussed below. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately-held company in assessing impairment. In fiscal 2001, the cost basis was reduced and earnings were charged as a result of an impairment that was other than temporary. Future earnings would also be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future write down in the carrying amount of this investment to recognize an impairment loss due to an other than temporary decline in the value of the investment. In the second quarter of fiscal year 2001, the Company recorded an asset impairment charge of $7.8 million related to its investment in WebCT. The Company believes that the impairment in this investment is the result of changes in the business model of WebCT. The Company believes this change will result in lower future earnings achieved by WebCT than those projected when the Company invested.

In the third quarter of fiscal year 2001, the carrying value of the Company's investment in WebCT increased by $2.7 million. The increase is due to the previously described receipt of WebCT shares. At June 30, 2001, the aggregate investment in WebCT is $10.9 million, included in other assets and deferred charges in the consolidated balance sheet. As of June 30, 2001, the Company owns 10% of the voting shares of WebCT.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of June 30, 2001 the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Acquisitions and Dispositions:
On June 29, 2001, the Company completed the sale of its Global Government Solutions business (GGS) to Affiliated Computer Services, Inc., realizing cash proceeds of $85 million, subject to adjustment in certain circumstances and the payment of taxes. Based on a formula contained in the purchase agreement, the purchase price reduction could be as much as approximately $40 million, although the Company does not believe that any material reduction will occur. In addition, the Company made certain representations and warranties to ACS under the Purchase Agreement, which could also result in adjustments to the proceeds received. If a purchase price adjustment should result, or if the Company is found to have breached any of the representations and warranties contained in the Purchase Agreement, the Company may have to return cash proceeds and the Company's financial results could be adversely affected. As a result of the disposition, the Company will be able to further reduce and consolidate certain corporate functions, and provided a reserve of $12.8 million for severance and real estate related costs associated with such actions. This reserve is included in accrued expenses. After this provision, the sale resulted in a pretax gain of $33.3 million, which net of $13.1 million of income taxes, produced a gain on sale of discontinued operations of $20.2 million. The results of GGS have been reported separately as discontinued operations in the consolidated statements of operations. Prior year consolidated balance sheets and statements of operations have been restated to present GGS as a discontinued operation. For business segment reporting purposes, GGS data was previously reported as a separate segment.

Contingency:
The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this litigation. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages in the amount of approximately $3.2 million plus prejudgment interest on a portion of that amount. On post-trial motions, the amount of the judgment was reduced by approximately $0.6 million. The Company has appealed the decision and believes that insurance proceeds may be available to cover a portion of the damages awarded against it. As a result of the court's decision and the inability to predict the possibility of overturning the judgment on appeal, the Company recorded a pretax charge of $5.8 million for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. In the opinion of management, this amount, plus amounts previously accrued should be adequate to cover the ultimate loss resulting from this matter in the event that the appellate court affirms the lower court's decision. While this contract was originated within GGS, which has been sold, the right to appeal and the impact of the related outcome were retained by the Company.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The following discussion of cash flow activity is based upon historical information as the statements of cash flows do not present the GGS business as a discontinued operation.

The Company's cash and short-term investments balance was $148.6 million and $65.9 million as of June 30, 2001, and September 30, 2000, respectively. The cash balances increased primarily as a result of cash proceeds from the sale of the Company's GGS business. The Company expects to make cash payments for taxes and for the satisfaction of accruals established at the time of the sale. The use of the remainder of the proceeds is undetermined at this time.

Cash provided by operating activities was $7.5 million for the first nine months of fiscal year 2001, compared with $22.6 million for the prior-year period. The primary sources of cash in the fiscal year 2001 period were decreased accounts receivable and prepaid expenses and other receivables. These were offset by decreased deferred revenue. Prepaid expenses and other receivables decreased primarily as a result of decreased prepaid taxes. Deferred revenue decreased primarily as a result of prepayment on a maintenance contract in the energy and utilities business in fiscal year 2000.

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

Cash provided by investing activities was $69.5 million for the first nine months of fiscal year 2001 compared with cash used of $25.5 million for the fiscal year 2000 nine-month period. In the fiscal year 2001 period, cash was primarily provided by the sale of the GGS business offset by cash used in the purchase of investments, property and equipment, and subsidiary assets. The primary use of cash in the nine months ended June 30, 2000 was the purchase of short-term and long-term investments, property and equipment and the capitalization of software development costs.

The $1.5 million and $3.1 million in cash provided by financing activities for the first nine months of fiscal year 2001 and 2000, respectively consists primarily of proceeds from the exercises of stock options.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2003 and includes optional annual renewals. There were no borrowings outstanding at June 30, 2001, or September 30, 2000. As long as borrowings are outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at June 30, 2001, is $74.75 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for the fiscal year 2001 and 2000 periods and therefore are not included in the denominators for net income per share - assuming dilution.

The Company believes that its cash and cash equivalents, short-term investments, cash provided by operations, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

New Accounting Standards:
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt the new rules on accounting for goodwill beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in pre-tax income of approximately $1.7 million per year subject to any impairment charges that may occur. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal year 2001. The adoption did not have a significant impact on reported results of operations.

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

Certain of the Company's outsourcing contracts may be terminated by the client for convenience. If clients that represent a substantial portion of the Company's revenues terminate for convenience, the Company's future results of operations could be adversely affected.

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



Item 6 (b). Reports on Form 8-K

The Company filed Current Reports on Form 8-K on June 28, 2001 and July 16, 2001, in connection with the Company's sale of its Global Government Solutions business.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 08/13/01                 /s/  Eric Haskell
                         --------------------------------



                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer