Form 10-K
period 2001-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2001-12-21
CIK 707606

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                   FORM 10-K
                                 ANNUAL REPORT

                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001        Commission File No. 0-11521

                   SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 23-1701520
     -------------------------------        --------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

                              4 Country View Road
                          Malvern, Pennsylvania 19355
                    ---------------------------------------
                    (Address of principal executive offices)

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

                        $362,548,603 at December 7, 2001

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     33,081,084 shares at December 7, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 22, 2002 is incorporated by reference to the extent provided in Part III, Items 10-13.
===============================================================================

                               TABLE OF CONTENTS


Item Number                                                                                                 Page
and Caption                                                                                                 Number
-----------                                                                                                 ------
PART I
------
Item 1.        Business .....................................................................................  1
Item 2.        Properties ...................................................................................  8
Item 3.        Legal Proceedings ............................................................................  9
Item 4.        Submission of Matters to a Vote of Security Holders ..........................................  9

PART II
-------
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters ........................  10
Item 6.        Selected Financial Data ......................................................................  11
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations ........  12
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk ...................................  23
Item 8.        Financial Statements and Supplementary Data ..................................................  24
Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .........  44

PART III
--------
Item 10.       Directors and Executive Officers of the Registrant ...........................................  45
Item 11.       Executive Compensation .......................................................................  45
Item 12.       Security Ownership of Certain Beneficial Owners and Management ...............................  45
Item 13.       Certain Relationships and Related Transactions ...............................................  45

PART IV
-------
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................  45


                                     PART I

ITEM 1.     BUSINESS.

   Systems & Computer Technology Corporation ("SCT" or the "Company"), incorporated in Delaware in 1968, develops, licenses, and supports enterprise software and provides a range of information technology services, including outsourcing, systems implementation, systems integration and maintenance and enhancements. The Company's primary markets are higher education; process manufacturing and distribution; and energy and utilities.

   The Company's software and services allow clients to enhance their ability to compete through improved quality of information. The Company's focus on three vertical markets enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements. By offering a continuum of information technology solutions ranging from application software to large-scale outsourcing contracts, the Company makes available technology and management tools to enable clients to manage information resources efficiently and cost-effectively.

   Banner(R), SCT(R), BillGen(R) and EnerLink(R) are registered trademarks of the Company, and ADAGE(TM), Fygir(TM), Plus(TM), SCT Synchro(TM) and iProcess.sct(TM) are trademarks of the Company. SCT OnSite(R) is a registered service mark and SinglePoint Solutions(SM) is a service mark of the Company. All other trade names referenced herein are the service marks, trademarks or registered trademarks or service marks of their respective companies or organizations.

Markets

    In fiscal year 2001, approximately 58% of the Company's revenues were derived from the higher education market; approximately 26% were derived from the energy and utilities market; and approximately 16% were derived from the process manufacturing and distribution market. The principal markets for the Company's offerings are in the United States. In fiscal year 2001, the Company's foreign operations represented approximately 9% of revenues and the Company's export sales represented approximately 6% of revenues. For segment and foreign operations data for the last three years, please refer to Note J of the Notes to Consolidated Financial Statements in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Higher Education

   The Company provides information technology services and application software to higher education institutions. SCT has developed substantial functional knowledge and technical expertise about the information technology requirements of higher education institutions.

   SCT primarily targets the approximately 2,000 North American English-speaking institutions of higher education with enrollments greater than 2,000 students for its software and services (of which approximately 300 are potential candidates for SCT's outsourcing services), and licenses its application software products to higher education institutions in other geographic areas, primarily in Europe and Latin America. The Company serves these markets with its Banner, Plus, Plus/IDMS and Web administrative software offerings; with the products of certain third parties, including the Campus Pipeline Web Platform, which the Company markets on behalf of Campus Pipeline, Inc., and the WebCT Course Tools and Services, which the Company markets on behalf of WebCT, Inc.

Energy and Utilities

   The Company provides customer management and supply chain application software and services to the energy and utilities market. SCT's target market includes approximately 1,000 US-based water, gas, and electric utilities. Clients include municipalities, investor-owned utilities, and energy services companies.

Process Manufacturing and Distribution

   SCT offers its iProcess.sct end-to-end e-business solution and related services to process manufacturers and distributors in industries such as food and beverage, chemicals, pharmaceuticals and consumer packaged goods. SCT targets approximately 14,000 process manufacturers and distributors worldwide. iProcess.sct is designed to streamline manufacturing and enable winning commerce networks in process manufacturing and distribution.

The advantages of the iProcess.sct solution are its fundamental process industry capabilities and the tight integration of its components: the Internet Business Suite, Supply Chain Execution Suite, Supply Chain Planning and Optimization Suite and Relationship Network Management. The Relationship Network Management component is expected to be released during fiscal year 2002.

State and Local Government

   Prior to June 29, 2001, the Company also served the state and local government market. On June 29, 2001, the Company consummated the sale of its Global Government Solutions business (GGS) to Affiliated Computer Services, Inc. ("ACS") pursuant to a Stock Purchase Agreement dated June 23, 2001, as amended. The business of GGS was conducted through two of the Company's wholly owned subsidiaries, SCT Government Systems, Inc. ("SCT Government"), a Delaware corporation, and Omni-Tech Systems, LTD. ("Omni-Tech"), a company organized and existing under the laws of the Province of British Columbia, Canada. ACS Enterprise Solutions, Inc., and ACS-Alberta, Inc., each a wholly-owned subsidiary of ACS, and ACS purchased all of the issued and outstanding capital stock of SCT Government and Omni-Tech for $85 million in cash, subject to adjustment in certain circumstances. Based on a formula contained in the purchase agreement, the purchase price reduction could be as much as approximately $40 million, although the Company does not believe that any material reduction will occur. In connection with the Stock Purchase Agreement, the Company entered into a non-competition agreement and agreed to a four year covenant not to engage in any business which, subject to certain exceptions, (i) develops, licenses, modifies, supports or maintains software for use directly or indirectly by or for governments which perform the same or substantially the same functions as the software being developed, licensed, modified, supported or maintained by GGS; or (ii) provides outsourcing services directly or indirectly to governments of the same or substantially the same type as provided by GGS. In light of the sale of GGS, the results of operations for all periods have been restated to reflect the government business's results as discontinued operations. The discussion on operating results contained within this document excludes the results of the discontinued government business.

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

   Contracts for OnSite services may be either on a fixed price or time and materials basis, and generally cover an initial period of three to seven years. Fixed price contracts require the Company to perform specified services for a fixed payment, generally subject to annual adjustments to reflect inflationary cost increases. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform an OnSite services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in limited cases, the Company could suffer a loss. As many quasi government clients (such as certain state-funded higher education clients and municipal utilities) are restricted from incurring binding commitments which extend beyond their current annual budgets or appropriations, contracts often include a "fiscal funding" provision which provides for the reduction or termination of services commensurate with reductions in a client's allocated funding. The Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions.

   In the higher education market, the Company offers an additional style of outsourcing services through a program called Selective Sourcing. The goal of Selective Sourcing is to work with higher education institutions to assist and/or manage a portion of the institution's information technology department on a short or long term basis, with the institution retaining control of its information technology department. SCT provides Selective Sourcing services both at the client's site and remotely. Selective Sourcing services are provided in the following nine disciplines: Applications, Business Management, Database, e-Services, Help Desk, Networking & Connectivity, Risk Mitigation, Systems and IT Strategic Planning.

   The Company also offers its SinglePoint Solutions through certified, licensed providers to assist utilities and energy companies in serving the deregulated utility market. By combining software applications, information technology outsourcing and operations management, a utility or energy service company can access SCT's customer management application software products to assist it in operating its business.

Software Licenses

   The Company develops and licenses application software to each of its served vertical markets. The component applications of the Banner product line are developed for an Oracle relational database environment. The iProcess.sct Supply Chain Execution Suite is an object based, supply chain execution/ERP system that provides multi-site functionality using a number of relational database platforms including Oracle and Microsoft SQL Server. The iProcess.sct Supply Chain Planning and Optimization Suite is a series of object based planning, scheduling and other optimization tools that use Microsoft, JAVA, and other technologies, and operate with a number of ERP applications. The following are the Company's key application software products:

   Banner is SCT's leading software solution for administrative computing in higher education. It is available in both client/server and Internet-native technologies. This suite of software applications is built with a business process orientation and a business enterprise focus. The software enables institutions to process student information including financial aid, student records, admissions, and registration in a centralized or distributed information environment using workflow, imaging and self service on the World Wide Web. In addition, Banner offers systems to assist with common administrative functions, including human resources, financial management and alumni development. Plus, another software solution for the higher education market, offers a similar suite of Web-enabled administrative applications, but which operate within traditional mainframe and minicomputer-based institutions.

   Banner and Plus Web Applications. SCT's Web applications address client requirements for decentralized routine processing and inquiry while maintaining centralized control of information and access. These applications are currently available for the higher education market under the product names Web for Students, Web for Employees, Web for Executives, Web for Alumni, and Web for Faculty & Advisors. Students can check the availability of courses, build a schedule, and register on line; apply for financial aid; apply for admissions and determine admission status. Information about student grades, schedules, and transcripts is available and students can query the system about their account balances.

   Campus Pipeline, Inc. SCT currently has an agreement with Campus Pipeline, Inc. ("Campus Pipeline") to market the Campus Pipeline products. Campus Pipeline delivers web-integration enterprise software and services for higher education constituents through two product families: the Campus Pipeline Web Platform and the Campus Pipeline Luminis Integration Suite. Through these products, schools can create comprehensive online environments for unifying administrative services, campus news, online learning, and other services within their higher education communities. SCT has certified that the Campus Pipeline Web Platform integrates with the SCT Banner and Plus Web-based applications to provide schools with real-time, event-based updates between systems. The Campus Pipeline Web Platform can be licensed either from SCT or Campus Pipeline under a traditional license fee model. Campus Pipeline offers implementation and training services for its product families. SCT is a shareholder in Campus Pipeline. For facts concerning SCT's investment in Campus Pipeline, please refer to the information under the heading Long-Term Investments in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   WebCT, Inc. SCT currently has an agreement with WebCT, Inc. ("WebCT") to market, on an exclusive basis for a period of three (3) years (beginning in June 2000), the WebCT e-learning solutions to the SCT higher education client base. WebCT is a leading provider of e-Learning solutions for higher education whose mission is to help institutions deliver on their commitment to educational excellence with enterprise-wide learning management solutions which integrate pedagogical tools with existing campus infrastructure. Under the agreement, SCT obtained an equity interest in WebCT of less than 10%, with the right to increase its ownership interest if the Company attains certain WebCT product performance-based sales objectives. During 2001, SCT met its initial performance-based sales objectives and increased its ownership interest in WebCT in accordance with a formula set forth in the governing agreement. For facts concerning SCT's investment in WebCT, please refer to the information under the heading Long-Term Investments in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. SCT and WebCT have developed a unique solution that provides real-time, two-way integration between SCT administrative systems and the WebCT Campus Edition using the IMS Enterprise Specification.

   Banner for Energy and Utilities. SCT provides a suite of Banner software applications to gas, electric, water, waste water, refuse, and other utilities. This software is Web-enabled and rule-based, can be quickly adapted for changes in business strategy, and provides energy companies and utilities with customer management, marketing, and supply chain management tools to support their changing needs and competitive requirements. SCT Banner CMS assists energy companies and utilities in providing customer service, responding to customer inquiries, supporting new service offerings, generating accurate and timely billing, and managing resources. The Company also offers SCT Banner Customer Target+ for energy and utility marketing programs; SCT Banner FMS for fuel supply contract management; and the SCT Banner Customer Web Access for customer self-inquiry and administration.

   SCT/EnerLink Solution. The SCT/EnerLink solution is complex billing and rates management software for the energy and utilities market which enables SCT to provide increased charge-handling and billing capabilities for electric and gas utilities. Built for flexibility, the SCT/EnerLink solution supports real-time energy pricing and meter-data acquisition, and enables gas and electric providers to bring innovative rate offerings to market quickly. The solution meets industry-standard protocols for interval data recorders and supports billing of virtually any rate. The SCT/EnerLink suite includes three applications: BillGen(R) (a back-office billing engine), EnerLink CS(TM) (a decision-support and marketing tool), and EnerLink.net(TM) (a customer-access interface for energy-use analysis). The solution interfaces to SCT Banner, SCT Synchro, or a client's legacy billing system.

   SCT Synchro for Energy and Utilities. SCT Synchro is a Web-enabled n-tiered customer management and fulfillment suite based upon the Microsoft component architecture. This architecture supports a Web-browser-based desktop client and the Windows 2000/SQL Server 2000 operating and database systems, which are becoming standards for key energy and utility market segments both in the United States and abroad.

   iProcess.sct. SCT offers its iProcess.sct solution, consisting of the Internet Business Suite, Supply Chain Execution Suite, Supply Chain Planning and Optimization Suite, and the Relationship Network Management component, to the process manufacturing industries. The Company anticipates that it will release the Relationship Network Management component during fiscal 2002.

   The Internet Business Suite serves extended electronic trading communities. Customer Portal, the first process-focused sell-side Internet commerce application, is a web-based self-service application that enables extended collaboration and electronic commerce. SCT's Internet Commerce solutions deploy seamlessly over the Internet, employing leading e-technologies such as Java, dynamic HTML and XML. Additional components include Internet Customer Assistance and wireless access to Customer Portal.

   Supply Chain Execution (SCE) consists of objects configured around industry-specific business and supply chain processes. SCE enables users to integrate enterprise functions such as planning, production execution, forecasting, procurement, formula and process management, inventory management, customer service, customer order management, logistics, distribution, finance and accounting. SCE is designed for process manufacturers, including food and beverage, chemicals, pharmaceuticals and consumer packaged goods manufacturers, running on the Windows NT, UNIX, Oracle and SQL Server platforms.
                                       4

   The Supply Chain Planning and Optimization (SCP&O) components include Advanced Planning, Advanced Scheduling and Demand Planning functionality. SCP&O enables users to improve their supply chain management performance and make their manufacturing process more efficient by applying mathematical techniques to optimize the supply chain. SCP&O is designed for process manufacturers, including food and beverage, chemicals, pharmaceutical and consumer packaged goods manufacturers, and runs on the Windows NT platform.

   Relationship Network Management, which is expected to be released during fiscal 2002, provides for the next critical business performance improvement step for process manufacturers, since it is no longer enough to simply model and optimize the flow of materials through static supply networks. Brokers, third party logistics providers, agents, exchanges and even service professionals such as doctors and pharmacists are playing increasingly important roles in the delivery and presentation of products to the marketplace. The aggregate of all of these individuals and businesses, those that physically manufacture, convert or handle the product (the supply chain), and also those which provide market efficiency through sales, marketing, information or other services (the relationship network), comprise the commerce network. In this new economy, and in the industries SCT serves, businesses can no longer assume one-directional flow of materials or information, or one-to-many sales or procurement models. In commerce networks, customers can also be suppliers, and relationships with channel service providers such as exchanges, brokers or agents can no longer be handled outside of the mainstream operating environment.

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

   Contracts for software services may be either on a fixed price or time and materials basis. Fixed price contracts require the Company to perform specified services for a fixed payment. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform a software services contract become greater than originally anticipated, the Company's profit on that contract would be reduced; and in certain limited instances, the Company could suffer a loss.

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

Product Development

Research and Development

   SCT devotes substantial resources to product development in order to address evolving clients' needs and provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, the Internet, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 2001, 2000 and 1999 were approximately $50,454,000, $48,051,000, and $49,921,000, respectively. After capitalization approximately $49,611,000, $44,508,000 and $41,780,000, respectively, of these amounts were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs (which are not included in the aforementioned amounts) amounted to approximately $5,554,000, $5,522,000 and $4,556,000, respectively.

Development Strategies

   For the higher education market, the Company, in consultation with a group of college and university advisors, is continuing development of an object oriented, Web-based system that will expand the Company's higher education solutions to move beyond a transaction management system and into an interaction management system designed to help clients leverage relationships with their key constituents. This offering, which is to be comprised of a new information system, and a knowledge system that could also be offered in conjunction with Banner, is being developed using industry standards such as J2EE Enterprise Java Beans and XML and will use a distributed component architecture and industry standard databases such as Oracle, IBM DB2, and Microsoft SQL Server.

   For the manufacturing/distribution market, the Company is expanding its iProcess.sct integration platform capabilities with major new releases, and anticipates releasing the Relationship Network Management component, an innovative solution, during fiscal 2002. The new releases would provide for "integration openness" and facilitate more efficient, effective and competitive integration of iProcess.sct solution components within "best of breed" solution environments. These releases also are planned to include many new functional enhancements -- for example "commodity pricing". The Company also anticipates releasing Collaborative Replenishment and Collaborative Advanced Planning products during fiscal 2002, two new Supply Chain Planning and Optimization components that would round out the iProcess.sct collaborative planning, forecasting and replenishment solution capability.

   For the energy and utilities market, in October 2001, the Company released Banner Advantage, a Web-enabled version of our Banner suite. This architecture supports a Web browser based desktop client as well as client server presentation from a single source.

General

   The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict. As a result, new products, when and if available, will be released at the sole discretion of the Company.

Sales and Marketing

   The Company attracts clients primarily through its own sales force of approximately 184 direct salespersons and support staff, who are engaged primarily in selling software licenses and related services, as well as selling the Company's SCT OnSite, systems integration, and certain other professional services. SCT also attracts clients through referrals from existing clients and active participation in industry conferences and trade shows within the SCT markets. SCT International, headquartered in Buckinghamshire, England, operates as an international extension of the three industry market units. The Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

   The sales cycle for the Company's software and services typically ranges from six to 24 months and involves product demonstrations and site visits. Contracts are often offered by means of a public bidding procedure, certain of which require the Company to appear at public hearings.

   The Company's market units have separate sales organizations, each of which is comprised of regional salespersons, industry specialists and corporate and client based technical specialists.

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

   In the outsourcing services business, the Company competes with several large providers of services, including International Business Machines Corporation ("IBM"), Electronic Data Systems Corporation ("EDS"), and Affiliated Computer Services, Inc., as well as smaller providers, such as Collegis, Inc. in the education market. In the software services business, the Company competes with several large providers of systems integration services, including IBM, EDS, Unisys, Accenture, Cambridge Technology Partners and certain of the so-called Big Five accounting firms, as well as smaller providers of software consulting services. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation and price.

   In the application software business, the Company competes with other providers of packaged application software and companies offering to develop custom software. Competition also varies by vertical market. Within the higher education market, the Company's principal competitors are Datatel, PeopleSoft, Oracle, SAP, and Jenzabar. Competitors in the energy/utilities market include SAP, PeopleSoft, Peace, Severn Trent and Union Fenosa. The manufacturing/ distribution market is highly competitive and competitors include SAP, PeopleSoft, Invensys, Oracle, J.D. Edwards, Ross, QAD Systems, I2, Manugistics, Logility and Aspentech. Competitive factors in all the software markets served by the Company include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.

Backlog

   At September 30, 2001, the revenues expected to be received by SCT under outsourcing services contracts, which are based on proposed budgeted amounts in those contracts, and under software license and services agreements, including systems integration, enhancements, maintenance, support services, and software implementation, modification and training, amount to approximately $495 million, as compared to approximately $566 million at September 30, 2000 and extend through December 31, 2006. Of the $495 million, approximately $297 million is expected to be recognized in fiscal 2002. Approximately $94 million of the $495 million applies to OnSite services contracts. These amounts include, in connection with OnSite services contracts, any guaranteed minimum price increases provided in the contracts.

   SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of customers in its targeted markets.
Any such reductions could impact new contracts as well as existing contracts. Certain clients in the education and energy/utilities market cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 2001 includes approximately $27 million of OnSite services contracts with fiscal funding clauses.

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

Employees

   As of September 30, 2001, the Company employed approximately 2,370 employees, of which approximately 850 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 20 employees at one client site. The Company considers its relationship with its employees to be satisfactory.

   When the Company receives a new OnSite services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.

Executive Officers of SCT

   The Executive Officers of SCT are as follows:

                                                                Position and Office
Name                                          Age                  Currently Held
----                                          ---                  --------------
Michael J. Emmi                                59        Chairman of the Board, President and Chief Executive
                                                         Officer; Director
Michael D. Chamberlain                         57        Chief Operating Officer; Director
Eric Haskell                                   55        Senior Vice President, Finance and Administration,
                                                         Treasurer, and Chief Financial Officer
Richard A. Blumenthal                          53        Senior Vice President, General Counsel and Secretary
Deirdre F. Wielgus                             42        Senior Vice President, Organizational Strategy
Jerry A. Smith                                 42        Senior Vice President and Chief Technology Office

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

   Michael D. Chamberlain has served as a director of the Company since July 1989. He has served as Chief Operating Officer since November 2001, and prior thereto, as President, Global Operations from July 1999 to November 2001, President of the SCT Software Group from May 1994 to July 1999, and President of the Educational Systems business from October 1986 to July 1999.

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

   Deirdre F. Wielgus has served as Senior Vice President, Organizational Strategy since January 2001. Prior thereto, she served as Corporate Vice President of Cross-Industry Services from July 1999, and has held the following positions in the Company's former Technology Management Division:
Vice President, Research Institutions and Vice President, Best Practices from May 1996 to July 1999.

   Jerry A. Smith has served as Senior Vice President and Chief Technology Officer since August 1999. Prior thereto, he was Chief Technology Officer of Lingafranca, d/b/a Semaphore Corporation, a global consulting and training firm, from January 1997 to September 1999; and President of Marketplace Technologies, Inc., a software development and design firm, from January 1996 to January 1997.

ITEM 2.     PROPERTIES.

   SCT occupies four adjacent buildings and a portion of a fifth building in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company's corporate headquarters in Malvern, Pennsylvania is located in one of the five buildings referenced above in an approximately 47,000 square-foot facility owned by the Company. Of the remaining four adjacent office buildings, the Company owns an approximately 56,200 square-foot facility used by its higher education market unit, leases an approximately 48,900 square-foot facility used by its process manufacturing and distribution market unit under a lease which expires in August 2005, leases an approximately 70,000 square-foot facility used for general corporate operations under a lease which expires in November 2008, and leases 10,050 square feet of an approximately 95,000 square foot facility that is used by its higher education market unit. The Company also leases an approximately 73,900 square-foot facility in Frazer, Pennsylvania, near its Malvern campus, under a lease which expires in February 2009. Although the Frazer facility is unused due to personnel consolidation, the Company is actively attempting to sublease it and, during fiscal 2001, accrued a reserve for the anticipated net loss associated therewith.

   The Company owns and occupies an approximately 45,000 square-foot facility in Rochester, New York that is used by its education market unit. In Columbia, South Carolina, the Company owns and occupies both an office facility containing approximately 60,000 square-feet and another containing approximately 80,000 square feet, and leases an aggregate of approximately 22,000 square feet which expires in September 2002, substantially all of which are used or sublet by the Company's energy and utilities market unit. In December 1998 the Company purchased an additional nine acres in Columbia, South Carolina.

   SCT leases offices for use by various market units in certain cities throughout the United States including San Diego, California; Atlanta, Georgia; Phoenix, Arizona; Dallas, Texas; Herndon, Virginia; Toronto, Ontario (Canada); Portland, Oregon; Melbourne, FL; Pittsford, NY; High Wycombe, England; Cheshire, England; Paris, France; Sophia, France; Nuernberg, Germany; Leuvan, Belgium; and Rijswijk, the Netherlands.

   SCT believes that its facilities are adequate for its present business needs.

ITEM 3.     LEGAL PROCEEDINGS.

   For information regarding the litigation brought against the Company by Unisys Corporation in connection with the Company's position as a subcontractor to Unisys in providing certain software and related services for Broward County, Florida, please refer to the information under the heading Contingency in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   SCT's Common Stock is traded on the Nasdaq Stock Market under the symbol "SCTC". The following table sets forth its high and low sale prices on the Nasdaq Stock Market for the specified quarter.

        Period

          Year ended September 30, 2001
          -----------------------------                                    HIGH     LOW
                                                                           -----   -----
          1st quarter..................................................    17.44   10.25
          2nd quarter..................................................    13.75    8.00
          3rd quarter..................................................     9.60    5.75
          4th quarter..................................................    14.19    7.77


          Year ended September 30, 2000
          -----------------------------                                    HIGH     LOW
                                                                           -----   -----
          1st quarter..................................................    19.25   10.00
          2nd quarter..................................................    28.38   12.50
          3rd quarter..................................................    24.63   14.75
          4th quarter..................................................    20.50   16.63

   The approximate number of stockholders of record of SCT's Common Stock as of September 30, 2001, was 418.

   SCT has not paid any dividends for more than the last two fiscal years. The Company's revolving credit agreement prohibits the Company from declaring or paying any dividends other than stock dividends.

ITEM 6. SELECTED FINANCIAL DATA.


Year Ended September 30,                                                     2001(a)     2000(b)     1999(c)    1998(d)      1997
                                                                             --------   --------    --------    --------   --------
(in thousands, except per share amounts)
Revenues.................................................................    $344,965   $340,042    $376,896    $327,358   $227,133
Income (loss) from continuing operations before income taxes.............      (3,401)    10,792      33,687      31,190     33,194
Provision (benefit) for income taxes.....................................        (919)     4,900      15,301      13,770     13,098
Income (loss) from continuing operations.................................      (2,482)     5,892      18,386      17,420     20,096
Income from discontinued operations, net of
  income taxes...........................................................      17,300      2,736         913       3,954      2,795
Net income...............................................................      14,818      8,628      19,299      21,374     22,891
Income (loss) from continuing operations:
 per common share........................................................       (0.08)      0.18        0.57        0.52       0.67
 per common share -- assuming dilution...................................       (0.08)      0.18        0.55        0.48       0.59
Income from discontinued operations:
 per common share........................................................        0.53       0.08        0.03        0.12       0.09
 per common share -- assuming dilution...................................        0.53       0.08        0.03        0.11       0.08
Net income:
 per common share........................................................        0.45       0.27        0.59        0.64       0.76
 per common share -- assuming dilution...................................        0.45       0.26        0.58        0.59       0.69
Common shares and equivalents outstanding: average common shares.........      32,842     32,391      32,494      33,532     29,996
 average common shares -- assuming dilution..............................      32,842     33,624      33,531      36,035     34,124
Working capital..........................................................    $183,998   $113,275    $106,227    $130,266   $ 66,964
Net assets of discontinued operations....................................          --     36,692      36,147      29,421     23,765
Total assets.............................................................     387,841    364,161     329,406     326,718    202,064
Long-term debt...........................................................      74,723     77,521      78,232      78,425      2,549
Stockholders' equity.....................................................     221,397    201,437     188,276     182,922    150,425

---------------
(a) Includes a pretax restructuring charge of $5,134 and a pretax asset impairment charge of $7,831. Results without these charges would have been net income of $22,774 and net income per share -- assuming dilution of $0.69.
(b) Includes a pretax restructuring charge of $1,000 and equity in losses of affiliates before taxes of $4,761. Results without these charges would have been net income of $12,085 and net income per share -- assuming dilution of $0.36.
(c) Includes equity in losses of affiliates before taxes of $3,161. Results without these charges would have been net income of $21,196 and net income per share -- assuming dilution of $0.63.
(d) Includes a pretax charge of $16,063 for purchased research and development. Results without the charge for purchased research and development would have been net income of $31,815 and net income per share -- assuming dilution of $0.88.

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

Overview

   Systems & Computer Technology Corporation (the "Company") develops, licenses, and supports a suite of enterprise software; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company's markets are higher education, process manufacturing and distribution, and energy and utilities. The Company's focus on three vertical markets enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

   Prior to June 29, 2001, the Company also served the government market. On June 29, 2001, the Company sold its Global Government Solutions business (GGS) to Affiliated Computer Services, Inc. Therefore, the results of operations for all periods have been restated to reflect the government business's results as discontinued operations. The discussion on operating results contained in this section excludes the results of the discontinued government business.

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

   The Company provides information technology outsourcing services in a variety of areas, including end-user computing solutions, network management, applications outsourcing, and business-process outsourcing. These services are designed to assume total or partial control and responsibility for clients' information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients' activities.

Results of Operations

   The following table sets forth: (i) income statement items as a percentage of total revenue and (ii) the percentage change for each item from the prior-year comparative period.

                                                                                                 % of Total Revenue     % Change
                                                                                                     Year Ended            from
                                                                                                    September 30,       Prior Year
                                                                                                 -------------------    -----------
                                                                                                 2001   2000    1999    2001   2000
                                                                                                 ----   ----    ----    ----   ----
Revenues
Outsourcing services.........................................................................     17%    19%     18%     (7)%    (6)
Software sales and commissions...............................................................     15%    16%     19%     (5)%   (25)
Maintenance and enhancements.................................................................     28%    25%     20%     15%     12%
Software services............................................................................     38%    40%     43%     (3)%   (16)
Interest and other income....................................................................      2%     --      --    127%     83%
                                                                                                 ----   ----    ----    ---     ---
Total........................................................................................    100%   100%    100%      1%    (10)
                                                                                                 ====   ====    ====    ===     ===


                                                                                                 % of Total Revenue     % Change
                                                                                                     Year Ended            from
                                                                                                    September 30,       Prior Year
                                                                                                 -------------------    -----------
                                                                                                 2001   2000    1999    2001   2000
                                                                                                 ----   ----    ----    ----   ----
Expenses
Cost of services, software sales, commissions, maintenance and enhancements..................     64%    64%     64%       2%   (10)
Selling, general and administrative..........................................................     32%    30%     25%       8%     7%
Restructuring charge.........................................................................      2%     --      --     413%    --
Asset impairment charge......................................................................      2%     --      --      --     --
Equity in losses of affiliates ..............................................................     --      2%      1%    (100)%   51%
Interest expense.............................................................................      1%     1%      1%       3%    (1)
Income (loss) from continuing operations before income taxes.................................     (1)%    3%      9%    (132)%  (68)
                                                                                                  ==     ===     ===    ====    ===

   The following table sets forth the gross profit for each revenue category as a percentage of revenue for each such category, and the total gross profit as a percentage of total revenue (excluding interest and other income). The Company does not separately present the cost of maintenance and enhancements revenue because it is impracticable to separate such cost from the cost of software sales.

                                                                                                                     Year Ended
                                                                                                                   September 30,
                                                                                                                -------------------
                                                                                                                2001    2000   1999
                                                                                                                ----    ----   ----
Gross Profit
Outsourcing services........................................................................................     21%     20%    24%
Software sales, commissions, maintenance and enhancements...................................................     45%     47%    47%
Software services...........................................................................................     30%     32%    32%
                                                                                                                 --      --     --
 Total......................................................................................................     35%     36%    36%
                                                                                                                 ==      ==     ==

   Revenues: Outsourcing services revenue decreased 7% in fiscal year 2001 compared with the prior-year period. This decrease is primarily the result of
(i) significant pass-through revenue related to expenditures recorded for a client in the process manufacturing and distribution market in the second quarter of fiscal year 2000 and (ii) the termination of a contract in the higher education market and decreased services provided under several other contracts in the fiscal year 2001 periods. These decreases are partially offset by increases resulting from an agreement signed in the fourth quarter of fiscal year 2000. The 6% decrease in outsourcing services revenue in fiscal year 2000 is primarily the result of a reduction in non-recurring services provided under several small contracts in fiscal year 2000 compared with fiscal year 1999. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 2001, 2000, and 1999 were 70%, 93%, and 64%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during the period that have expiration dates in a later period. As a result of the termination of an outsourcing agreement at the end of the third quarter of fiscal year 2001 -- the only outsourcing agreement which did not renew in fiscal year 2001 -- it is expected that revenues will decrease from those levels experienced prior to the termination of this agreement and remain at the reduced level unless new contracts are obtained.

   Software sales and commissions decreased 5% in fiscal year 2001 compared to the prior-year period due primarily to decreased licenses in the Company's process manufacturing and distribution market. The Company believes these decreases are primarily the result of delays in the client decision-making process due to the general economic environment, which has been particularly felt in the technology sector. These revenue decreases are partially offset by revenue increases in the higher education market. Higher education revenues include $2.7 million in shares of WebCT earned in the third quarter of fiscal year 2001 by licensing to schools with cumulative enrollments totaling one million students. Commissions, in the form of shares of WebCT, will continue to be earned as additional schools license this product because the threshold has been met. Software sales and commissions decreased 25% in fiscal year 2000 compared to fiscal year 1999. This is due to (i) significantly decreased licenses in each of the Company's markets in the first quarter of fiscal year 2000, (ii) decreased licenses in the education market in the second and third quarters, and (iii) decreased licenses in the energy and utilities and process manufacturing and distribution markets in the fourth quarter.

   The 15% and 12% increases in maintenance and enhancements revenue in fiscal years 2001 and 2000, respectively, were the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurance that this will continue.

   Software services revenue decreased 3% in fiscal year 2001 compared to the prior-year period. This decrease is primarily the result of decreased implementation and integration services performed in the process manufacturing and distribution market in the first quarter of fiscal year 2001 and in the energy and utilities market in the third and fourth quarters of fiscal year 2001. These decreases were primarily the result of a decline in license fees, which generate service orders. These decreases were partially offset by increases in the higher education business in the third and fourth quarters of fiscal year 2001. Software services revenue decreased 16% in fiscal year 2000 compared to the prior-year period. This decrease is primarily the result of decreased implementation and integration services performed in the process manufacturing and distribution market as well as decreased Year 2000 services provided to other markets. The implementation and integration services decreases were primarily the result of decreased licenses at the end of fiscal year 1999 and in the first quarter of fiscal year 2000.

   The increase in interest and other income in fiscal year 2001 is primarily attributable to interest income earned on the Company's increased cash and short-term investments balances and a full year of amortization of the WebCT noncompete agreement signed in the Company's third quarter of fiscal year 2000.

   Gross Profit: Gross profit decreased as a percentage of total revenue (excluding interest and other income) from 36% for fiscal year 2000 to 35% for fiscal year 2001. The total gross profit percentage decreased because of decreases in the software sales, commissions, maintenance, and enhancements gross profit percentage and the software services gross profit percentage. The software sales, commissions, maintenance, and enhancements gross profit percentage decrease is primarily the result of decreased software sales during the fiscal year 2001 period, partially offset by the WebCT commissions revenue earned during fiscal year 2001, and an increase in certain costs. The Company incurred increased noncapitalizable research and development expenses during the fiscal year 2001 period primarily in the higher education business related to a new product initiative. Software services margins decreased primarily as a result of reduced services revenues primarily in the energy and utilities business. The Company anticipates reduced services revenue in the energy and utilities market in fiscal year 2002 and implemented a restructuring plan during fiscal year 2001 in an attempt to improve future performance. These decreases were partially offset by increases in the outsourcing services gross profit percentage primarily as a result of the new agreement signed at the end of fiscal year 2000, new work on existing contracts, and the elimination of the negative impact of the second quarter fiscal year 2000 pass-through revenue discussed above.

   Gross profit as a percentage of revenues was 36% for fiscal years 2000 and 1999; however, the components of the gross profit percentage changed from fiscal year 1999 to fiscal year 2000. The gross profit percentage for software sales, commissions, maintenance, and enhancements increased slightly in fiscal year 2000 as a result of decreased costs in the energy and utilities and process manufacturing and distribution markets. The software services gross profit percentage also improved slightly for the year ended September 30, 2000, compared with the prior-year period, primarily as a result of improved efficiencies in the first and second quarters of fiscal year 2000. The outsourcing services gross profit percentage decreased primarily as result of
(i) decreased revenues in fiscal year 2000, compared with the prior-year period, without a corresponding reduction in overhead expenses, and (ii) several adjustments related to certain contract provisions recorded in the second quarter of fiscal year 2000.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased in the first six months of fiscal year 2001 and in fiscal year 2000 compared with the prior-year periods primarily as a result of the addition of sales personnel and selling expenses primarily in the process manufacturing and distribution and higher education markets in an effort to increase sales. Fiscal year 2000 costs also increased compared with fiscal year 1999 costs as a result of increased professional and legal expenses. Selling, general and administrative costs were flat in the second half of fiscal year 2001 as the Company realized that the increase in sales was slower than anticipated and that restructuring actions were necessary.

   Restructuring Charges: During the second quarter of fiscal year 2001, the Company decided that restructuring actions were necessary to improve the Company's performance. The restructuring plan included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. During the quarter ended June 30, 2001, the Company accrued $3.5 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of September 30, 2001, $1.1 million of this accrual remains. In May and June 2001, the Company terminated approximately 150 employees engaged primarily in marketing, administrative, special-programs, and development functions. The Company experienced some savings in the third quarter of fiscal year 2001 and began to experience full cost savings related to the restructuring in the fourth quarter of fiscal year 2001.

   The Company continued to evaluate its business prospects and forecasts during the fourth quarter of fiscal year 2001. As a result of its evaluation, the Company implemented another restructuring plan, which included the discontinuation of non-critical programs, termination of employees, and consolidation of certain facilities primarily in the energy and utilities business. The restructuring was carried out in an effort to improve the Company's performance. During the quarter, the Company accrued $0.5 million related to severance and termination benefits and $0.6 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of September 30, 2001, $0.8 million of this accrual remains. In August 2001, the Company terminated approximately 40 employees engaged primarily in marketing, administrative, special-programs, and development functions. The Company experienced some savings in the fourth quarter of fiscal year 2001 and expects to experience full cost savings related to the restructuring in fiscal year 2002. The aggregate savings anticipated from the fiscal year 2001 restructuring plans is approximately 7% of total expenses incurred by continuing operations on an annual basis. The Company will continue to evaluate the need for additional program or staff reductions in fiscal year 2002.

   During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of non-critical programs. The restructuring was considered necessary in light of significantly decreased license fees in the quarter. The Company accrued $1 million related to severance and termination benefits based on a termination plan developed by management in consultation with the Board of Directors in December 1999. In January 2000, the Company terminated approximately 100 employees engaged primarily in marketing, administrative, special-programs, and development functions. The Company began to experience full cost savings related to the restructuring in the second quarter of fiscal year 2000.

   Contingency: The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this litigation. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, as adjusted based upon post-trial motions and appeals, the Company was ordered to pay damages in the amount of approximately $2.0 million plus prejudgment interest on a portion of that amount. The Company recorded a pretax charge of $5.8 million for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. This amount is included in the fiscal year 2000 results of discontinued operations. While this contract was originated within GGS, which has been sold, the right to appeal and the impact of the related outcome were retained by the Company.

   The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

   Income Taxes: The effective tax rate on the loss from continuing operations in the fiscal year 2001 provision is less than the federal statutory rate principally due to not recording a tax benefit for losses related to the Company's foreign operations, the effects of state income taxes, and the effects of non-deductible expenses. These items are partially offset by the effects of the research and development tax credit. The effective tax rate on income from continuing operations in the fiscal year 2000 provision is greater than the federal statutory rate principally due to the effects of state income taxes and of not recording a tax benefit for certain losses related to the Company's foreign operations. Increased research and development expenditures in fiscal year 2000 and the reinstatement of the research and development tax credit retroactive to July 1, 1999, resulted in an increased research and development tax credit in fiscal year 2000.

   At September 30, 2001, the Company had $47.9 million of net operating loss carryforwards in various states and $17.1 million of net operating loss carryforwards in foreign jurisdictions. The state carryforwards expire in various periods ending on or before September 30, 2016. The foreign tax losses can be indefinitely carried forward. At September 30, 2001 and 2000, the Company had valuation allowances of $6.2 million and $2.7 million, respectively, related to the deferred tax assets associated with the state and foreign carryforwards. Although realization is not assured, management believes it is more likely than not that all remaining deferred tax assets will be realized either through carryback availability or the generation of sufficient future taxable income.

   Acquisitions and Divestitures: On June 29, 2001, the Company completed the sale of GGS to Affiliated Computer Services, Inc., (ACS), realizing cash proceeds of $85 million. These proceeds will be reduced by the payment of taxes and may be subject to adjustment in certain circumstances. Based on a formula contained in the purchase agreement, the purchase price reduction could be as much as approximately $40 million, although the Company does not believe that any material reduction will occur. In addition, the Company made certain representations and warranties to ACS under the purchase agreement, which could also result in adjustments to the proceeds received. If a purchase price adjustment should result, or if the Company is found to have breached any of the representations and warranties contained in the purchase agreement, the Company may have to return cash proceeds and the Company's financial results could be adversely affected. As a result of the disposition, the Company identified opportunities to further reduce and consolidate certain corporate functions, and provided a reserve of $12.8 million for severance and real estate related costs associated with such actions. As of September 30, 2001, $10.6 million, which is primarily included in accrued expenses, remained accrued for the completion of these actions and the settlement of the previously accrued Broward County litigation discussed above. After this reserve provision, the sale resulted in a pretax gain of $33.3 million ($20.2 million after taxes). The results of GGS have been reported separately as discontinued operations in the consolidated statements of operations. Prior-year consolidated balance sheets and statements of operations have been restated to present GGS as a discontinued operation. For business segment reporting purposes, GGS data were previously reported as a separate segment.

   In August 2000, the Company acquired the EnerLink business unit, a complex billing and rates management software developer for the energy and utilities marketplace, from Science Applications International Corporation for consideration of $2.9 million. Under the terms of the purchase agreement, the Company could pay an additional $8.0 million over the next four years, contingent upon the revenue derived from the license or other sale of the EnerLink software over that period. The Company was not required to make an additional payment under these terms in fiscal year 2001; however, the Company could be required to make additional payments over the next three years. Any future payments would result in an adjustment to the purchase price. The Company recorded costs in excess of the fair value of net assets acquired of $0.5 million related to the acquisition. This acquisition gives the Company increased charge-handling and billing capabilities, including interval data collections and calculations, which support real-time energy pricing and meter-data acquisition.

   In June 2000, the Company sold its SCT Learning Suite distance-learning course-creation tools to WebCT, Inc., in return for common stock of WebCT valued at $2.5 million. The Company acquired the SCT Learning Suite tools in the August 1999 acquisition of RSMART Learning Systems Corporation. In the quarter ended June 30, 2000, the Company recorded a gain of $0.4 million related to this sale. This gain was reduced to zero as the Company agreed to make concessions to former SCT Learning Suite clients in the fourth quarter of fiscal year 2000. As part of the transaction, the Company signed a three-year noncompete agreement in exchange for stock of WebCT valued at $3.5 million. The related liability is being amortized over the period of the agreement. The Company also made an additional $10.0 million investment in preferred stock of WebCT. As noted above, the Company has the ability to earn additional equity in WebCT in the future through performance-based compensation. This compensation depends on delivery of commitments from schools choosing WebCT as their primary supported enterprise-wide course-tools platform. As discussed below, in the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7.8 million related to this investment.

   In April 2000, the Company acquired the assets of a division of Pinnacle Software Corporation for consideration of $2.4 million. The acquired business included an established workforce of 16 employees who have provided maintenance and enhancement services to some of the Company's higher education clients over the prior 10 years. It also included Pinnacle's reporting-solutions product, which enhances the financial-reporting and report-distribution capabilities of universities using some of the Company's administrative applications.

   In May 1999, the Company acquired Advanced Planning Systems, Inc., which offered a demand-planning product to the process manufacturing and distribution market, for total consideration of $2.2 million, comprised of 104,000 shares of Company stock valued at $1.6 million and $0.7 million cash. The Company recorded goodwill of $1.0 million related to the acquisition.

   Cyclical Nature of Business: Certain nonseasonal factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, and general economic and political conditions. While the Company has historically generated a greater portion of license fees and total revenue in the last two fiscal quarters, the nonseasonal factors cited above may have a greater effect than seasonality on the Company's results of operations.

Liquidity, Capital Resources, and Financial Position

   The following discussion of cash flow activity is based upon historical information, as the statements of cash flows do not present the GGS business as a discontinued operation.

   The Company's cash and short-term investments balance was $164.3 million and $65.9 million as of September 30, 2001 and 2000, respectively. The cash balances increased primarily as a result of cash proceeds from the sale of the Company's GGS business. The Company expects to make cash payments for taxes and for the satisfaction of accruals established at the time of the sale. The Company anticipates using the remaining cash balance to fund future growth through various means, including strategic alliances and acquisitions, sales-force growth, and development of additional service offerings.

   Cash provided by operating activities was $20.8 million for fiscal year 2001, compared with $54.8 million for the prior-year period. The primary sources of cash in the fiscal year 2001 period were (i) increased income before asset impairment charges and depreciation and amortization, (ii) decreased accounts receivable primarily the result of the Company's increased attention to cash collections, and (iii) increased income taxes payable. These sources of cash were offset by (i) decreased accrued expenses, excluding the impact of the GGS sale, (ii) decreased deferred revenue, and (iii) increased other current assets, primarily current deferred taxes. Deferred revenue decreased primarily as a result of prepayment on a maintenance contract in the energy and utilities business in fiscal year 2000; such prepayment did not recur in fiscal year 2001.

   Cash provided by operating activities was $54.8 million for fiscal year 2000. Operating cash flows increased in fiscal year 2000 primarily as the result of decreases in accounts receivable balances and increases in deferred revenue. The decrease in accounts receivable is the result of decreased revenues compared with the prior-year period and the Company's increased attention to cash collections. The increase in deferred revenue is primarily the result of new maintenance contracts with prepayment terms signed during the year.

   The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to seven years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone-based. During the beginning of a typical outsourcing services contract, the Company performs services and incurs expenses more quickly than during the later part of the contract. Billings usually remain constant during the term of the contract. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The Company's Consolidated Balance Sheet reflects this excess as unbilled accounts receivable. As an outsourcing services contract proceeds, the Company performs services and incurs expenses at a lesser rate. This results in billings that exceed revenue recognized in such periods, which causes a decrease in the unbilled accounts receivable. Likewise, billings in a software services contract causes a decrease in the unbilled accounts receivable. In both cases, additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts. The remaining unbilled accounts receivable balance is comprised of software sales for which the

Company has shipped product and recognized revenue, but has not billed amounts due to the contractual payment terms. The Company usually bills these unbilled balances within one year.

   The Company's working capital at September 30, 2001, was $184.0 million and at September 30, 2000, was $113.3 million.

   Long-Term Investments: The Company made investments for strategic business purposes of $16.0 million in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other-than-temporary impairment discussed below. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately held company in assessing impairment. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7.8 million related to this investment. In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. Shares of WebCT will continue to be earned as additional schools license this product now that this threshold has been met. At September 30, 2001, the Company owns approximately 11% of the voting shares of WebCT. At September 30, 2001, the aggregate investment in WebCT is $10.8 million, and is included in other assets and deferred charges in the consolidated balance sheet.

   Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of September 30, 2001, the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

   Cash provided by investing activities was $29.5 million for fiscal year 2001, compared with cash used of $36.4 million in fiscal year 2000. In fiscal year 2001, cash was primarily provided by the sale of the GGS business offset by cash used in the purchase of investments, property and equipment, and subsidiary assets. The primary uses of cash in the fiscal year 2000 period were the purchase of short-term and long-term investments and property and equipment, and the capitalization of software development costs.

   The $2.0 million and $3.7 million in cash provided by financing activities for fiscal years 2001 and 2000, respectively, consists primarily of proceeds from the exercises of stock options.

   The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2003 and includes optional annual renewals. There were no borrowings outstanding at September 30, 2001 or 2000. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

   The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At September 30, 2001, the Company had $0.6 million of letters of credit outstanding and $29.4 million available under the revolving credit facility. The Company pays a commitment fee of 5/ 16% on the unused portion of the revolving credit facility.

   In October 1998, the Company's Board of Directors authorized the repurchase of up to 3 million of its common shares. The Company repurchased 2.3 million of its common shares for $22.0 million in fiscal year 1999. The Company's senior revolving credit agreement covenants were amended in October 1998 to allow the Company to repurchase capital stock not to exceed $35 million and 3 million shares before April 15, 1999. The Company is currently unable to repurchase additional shares of common stock without another amendment to its credit agreement.

   The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at September 30, 2001, is $74.7 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for fiscal years 2001, 2000, and 1999 and therefore are not included in the above denominators for income (loss) from continuing operations per share -- assuming dilution, income from discontinued operations per share -- assuming dilution, or net income per share -- assuming dilution for these periods.

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

   The Company also has issued fixed-rate debt, which is convertible to Company stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Company stock. For the years ended September 30, 2001, 2000, and 1999, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share -- assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share -- assuming dilution would be reduced. See Note G to the financial statements for additional information with respect to the Company's long-term debt.

   Although the Company conducts business internationally, most of its contracts are denominated in U.S. dollars. The Company's primary international subsidiary's functional currency is the British pound. Foreign currency exposure is limited because most financial assets and liabilities denominated in the foreign currency are short term.

   New Accounting Standards: In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

   The Company will adopt the new rules on accounting for goodwill beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions is expected to result in an increase in pre-tax income of approximately $1.7 million per year subject to any impairment charges that may occur. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of October 1, 2001, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

   During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the revenue recognition criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal year 2001. The adoption did not have a significant impact on reported results of operations.
                                       19

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000, without significant effect. The Interpretation clarifies certain issues that arise in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

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

   The Company's revenues and operating results can vary substantially from quarter to quarter, owing to a number of factors. Software sales revenues in any quarter depend on the execution of license agreements and the shipment of product. The execution of license agreements is difficult to predict for a variety of reasons, including the following: a significant portion of the Company's license agreements is typically signed in the last month of each quarter; the Company's sales cycle is relatively long; the size of transactions can vary widely; client projects may be postponed or cancelled due to changes in the client's management, budgetary constraints, strategic priorities, or economic uncertainty; and clients often exhibit a seasonal pattern of capital spending. The Company has historically generated a greater portion of license fees and total revenue in the last two fiscal quarters, although there is no assurance that this will continue.

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

   The application software industry is characterized by intense competition, rapid technological advances, changes in client requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully, and to continue to develop and market new products and enhancements cost-effectively. This necessitates continued investment in research and development and sales and marketing. There can be no assurance that new industry standards or changing technology will not render the Company's products obsolete or non-competitive, that the Company will be able to develop and market new products successfully, or that the Company's markets will accept its new product offerings. Furthermore, software programs as complex as those the Company offers may contain undetected errors or bugs when they are first introduced or as new versions are released. Despite Company and third-party testing, there can be no assurance that errors will not be found in new product offerings. Such errors can cause unanticipated costs and delays in market acceptance of these products and could have a material adverse effect on the Company's business, financial condition, or cash flows. In addition, new distribution methods, such as the Internet and other electronic channels, have removed many of the barriers to entry that small and start-up software companies faced in the past. Therefore, the Company expects competition to increase in its markets.

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

   Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products.
Additionally, while new distribution methods, such as application service providers, may provide new markets for the Company's products, these new methods could also reduce the price paid for the Company's products or adversely affect other sales of its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

   The Company uses a common industry practice to forecast sales and trends in its business. The Company's sales personnel monitor the status of prospective sales, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company regularly aggregates these estimates to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. In particular, a slowdown in the economy may cause purchasing decisions to be delayed, reduced in amount, or cancelled, which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

   Certain of the Company's contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients that represent a substantial portion of the Company's revenues were to invoke the fiscal funding provisions of their outsourcing services contracts, the Company's results of operations would be adversely affected.

   Certain of the Company's outsourcing contracts may be terminated by the client for convenience. If clients that represent a substantial portion of the Company's revenues terminate for convenience, the Company's future results of operations would be adversely affected.

   The Company provides software-related services, including systems implementation and integration services. Services are provided under time and materials contracts, in which case revenue is recognized as the services are provided, and under fixed-price arrangements, in which case revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations during the period in which the Company learns of facts requiring those revisions.

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

   On June 29, 2001, the Company sold its Global Government Solutions business to Affiliated Computer Services, Inc., ("ACS") for $85 million in cash. These proceeds may be subject to adjustment in certain circumstances. Based on a formula contained in the purchase agreement, the purchase price reduction could be as much as approximately $40 million, although the Company does not believe that any material reduction will occur. In addition, the Company made certain representations and warranties to ACS under the purchase agreement, which could also result in adjustments to the proceeds received. If a purchase price adjustment should result, or if the Company is found to have breached any of the representations and warranties contained in the purchase agreement, the Company may have to return cash proceeds and the Company's financial results could be adversely affected.

   Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions; the events of September 11, 2001; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; the Company's ability to complete fixed-price contracts profitably;
                                       22
and the Company's ability to generate capital gains sufficient to offset the capital losses that are expected to be realized upon the disposition of the investments held by the Company for which the carrying value has been reduced for financial reporting purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Information required by this Item is under the heading Financial Risk Management of Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Consolidated Balance Sheets

(in thousands, except per share amounts) September 30,         2001       2000
--------------------------------------------------------------------------------
Assets
Current Assets
 Cash and short-term investments ........................    $164,329   $ 65,942
 Receivables, including $26,026 and $48,140 of earned
   revenues in excess of
   billings, net of allowance for doubtful accounts of
   $5,802 and $4,534.....................................      88,680    111,908
 Prepaid expenses and other assets ......................      18,962     18,598
                                                             --------   --------
Total Current Assets ....................................     271,971    196,448
Property and Equipment -- at cost, net of accumulated
   depreciation..........................................      52,415     61,151
Capitalized Computer Software Costs, net of accumulated
   amortization of $29,269 and $23,715...................      13,369     18,080
Cost in Excess of Fair Value of Net Assets Acquired, net
   of accumulated amortization of $7,110 and $5,444......      12,690     14,218
Other Assets and Deferred Charges .......................      37,396     37,572
Net Assets of Discontinued Operations ...................          --     36,692
                                                             --------   --------
Total Assets ............................................    $387,841   $364,161
                                                             ========   ========
Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable .......................................    $  9,188   $  9,513
 Current portion of long-term debt ......................       2,771        712
 Income taxes payable ...................................       7,697      4,293
 Accrued expenses .......................................      42,180     39,240
 Deferred revenue .......................................      26,137     29,415
                                                             --------   --------
Total Current Liabilities ...............................      87,973     83,173
                                                             --------   --------
Long-Term Debt, net of current portion ..................      74,723     77,521
Other Long-Term Liabilities .............................       3,748      2,030
                                                             --------   --------
Total Liabilities .......................................     166,444    162,724
                                                             --------   --------
Stockholders' Equity
 Preferred stock, par value $.10 per share -- authorized
   3,000 shares, none issued.............................          --         --
 Common stock, par value $.01 per share -- authorized
   100,000 shares, issued 37,634 and 37,264 shares.......         376        372
 Capital in excess of par value .........................     120,040    115,247
 Retained earnings ......................................     126,697    111,879
 Accumulated other comprehensive loss ...................        (340)      (540)
                                                             --------   --------
                                                              246,773    226,958
Less
 Held in treasury at cost, 4,630 and 4,642 common shares      (24,876)   (24,911)
 Notes receivable from stockholders .....................        (500)      (610)
                                                             --------   --------
                                                              221,397    201,437
                                                             --------   --------
Total Liabilities and Stockholders' Equity ..............    $387,841   $364,161
                                                             ========   ========

See notes to consolidated financial statements.

                     Consolidated Statements of Operations



(in thousands, except per share amounts)  Year Ended September 30,                                    2001        2000       1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
 Outsourcing services...........................................................................    $ 60,160    $ 64,377   $ 68,356
 Software sales and commissions.................................................................      51,087      53,706     71,748
 Maintenance and enhancements...................................................................      97,533      84,636     75,286
 Software services..............................................................................     130,894     134,987    160,230
 Interest and other income......................................................................       5,291       2,336      1,276
                                                                                                    --------    --------   --------
                                                                                                     344,965     340,042    376,896
                                                                                                    --------    --------   --------
Expenses
 Cost of outsourcing services...................................................................      47,646      51,728     52,173
 Cost of software sales, commissions, maintenance and enhancements..............................      81,991      73,503     78,617
 Cost of software services......................................................................      91,106      92,041    109,700
 Selling, general and administrative............................................................     109,916     101,605     94,922
 Restructuring charge...........................................................................       5,134       1,000         --
 Asset impairment charge........................................................................       7,831          --         --
 Equity in losses of affiliates.................................................................          --       4,761      3,161
 Interest expense...............................................................................       4,742       4,612      4,636
                                                                                                    --------    --------   --------
                                                                                                     348,366     329,250    343,209
                                                                                                    --------    --------   --------
Income (loss) from continuing operations before income taxes....................................      (3,401)     10,792     33,687
Provision (benefit) for income taxes............................................................        (919)      4,900     15,301
                                                                                                    --------    --------   --------
Income (loss) from continuing operations........................................................      (2,482)      5,892     18,386
Discontinued operations
 Income (loss) from discontinued operations, adjusted for applicable provision (benefit) for
   income taxes of ($1,420), $1,909 and $816....................................................      (2,855)      2,736        913
 Gain on sale of discontinued operations, net of income taxes of $13,111, $0 and $0.............      20,155          --         --
                                                                                                    --------    --------   --------
Income from discontinued operations.............................................................      17,300       2,736        913
                                                                                                    --------    --------   --------
Net income......................................................................................    $ 14,818    $  8,628   $ 19,299
                                                                                                    ========    ========   ========
Income (loss) from continuing operations
 per common share...............................................................................    $  (0.08)   $   0.18   $   0.57
 per share -- assuming dilution.................................................................    $  (0.08)   $   0.18   $   0.55
Income from discontinued operations
 per common share...............................................................................    $   0.53    $   0.08   $   0.03
 per share -- assuming dilution.................................................................    $   0.53    $   0.08   $   0.03
Net income
 per common share...............................................................................    $   0.45    $   0.27   $   0.59
 per share -- assuming dilution.................................................................    $   0.45    $   0.26   $   0.58
Common shares and equivalents outstanding
 average common shares..........................................................................      32,842      32,391     32,494
 average common shares -- assuming dilution.....................................................      32,842      33,624     33,531

See notes to consolidated financial statements.

                     Consolidated Statements of Cash Flows

(in thousands) Year Ended September 30,                                                               2001        2000       1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income......................................................................................    $ 14,818    $  8,628   $ 19,299
Adjustments to reconcile net income to net cash provided by operating activities:
 Gain on sale of discontinued operations........................................................     (33,266)         --         --
 Asset impairment charge........................................................................       7,831          --         --
 WebCT commission income........................................................................      (2,700)         --         --
 Equity in losses of affiliate..................................................................          --       4,761      3,161
 Gain on sale of assets.........................................................................          --      (5,988)        --
 Depreciation and amortization .................................................................      27,754      27,760     26,064
 Provision for doubtful accounts................................................................       5,129       3,111      3,294
 Deferred tax benefit ..........................................................................     (11,529)     (5,375)      (181)
 Income tax benefit from exercise of nonqualified stock options.................................       2,077         628      3,239
 Changes in operating assets and liabilities:
   (Increase) decrease in receivables...........................................................       8,407       7,134    (21,806)
   (Increase) decrease in interest receivable...................................................        (121)       (204)     1,197
   Increase in other current assets.............................................................      (6,379)       (553)    (9,164)
   Increase (decrease) in accounts payable......................................................       1,249      (3,363)    (3,879)
   Increase (decrease) in income taxes payable..................................................      19,015       2,085        740
   Increase (decrease) in accrued expenses .....................................................     (12,486)      1,493      2,387
   Increase in other long-term liabilities......................................................       2,878          --         --
   Increase (decrease) in deferred revenue......................................................      (5,832)     15,522     (2,432)
   (Increase) decrease in other operating assets and deferred charges...........................       3,955        (846)    (1,700)
                                                                                                    --------    --------   --------
Net Cash Provided by Operating Activities.......................................................      20,800      54,793     20,219
                                                                                                    --------    --------   --------
Investing Activities
Purchase of property and equipment..............................................................      (5,738)     (8,972)   (26,773)
Capitalized computer software costs.............................................................        (962)     (3,866)    (9,048)
Purchase of investments available for sale......................................................     (97,920)    (18,947)    (9,324)
Proceeds from the sale or maturity of investments available for sale............................      52,172       6,606     63,431
Purchase of subsidiary assets, net of cash acquired.............................................      (3,009)     (3,189)      (842)
Purchase of long-term investments...............................................................          --     (10,043)    (7,879)
Proceeds from sale of discontinued operations...................................................      85,000          --         --
Proceeds from sale of assets....................................................................          --       2,000         --
                                                                                                    --------    --------   --------
Net Cash Provided by (Used in) Investing Activities.............................................      29,543     (36,411)     9,565
                                                                                                    --------    --------   --------
Financing Activities
Repayment of long-term debt and credit facility ................................................        (712)    (17,451)   (57,552)
Proceeds from borrowings, net of issuance costs.................................................          --      16,800     56,907
(Repurchase) issuance of Company stock, net.....................................................          35          --    (21,952)
Decrease in notes receivable from stockholders..................................................         110          --         --
Proceeds from exercise of stock options.........................................................       2,544       4,394        901
                                                                                                    --------    --------   --------
Net Cash Provided by (Used in) Financing Activities.............................................       1,977       3,743    (21,696)
                                                                                                    --------    --------   --------
Increase in Cash and Cash Equivalents...........................................................      52,320      22,125      8,088
                                                                                                    --------    --------   --------
Cash and Cash Equivalents at Beginning of Year..................................................      49,155      27,030     18,942
                                                                                                    --------    --------   --------
Cash and Cash Equivalents at End of Year........................................................    $101,475    $ 49,155   $ 27,030
                                                                                                    ========    ========   ========
Supplemental Information
 Noncash investing and financing activities
   Purchase of subsidiary assets -- noncash portion.............................................    $    500    $  2,117   $  3,792
   Conversion of subordinated debentures to common stock........................................          27          --         --
   Purchase of long-term investments -- noncash portion.........................................          --       5,980         --
   Proceeds from sale of assets -- noncash portion..............................................          --       4,520         --

See notes to consolidated financial statements.

                Consolidated Statements of Stockholders' Equity


                                                                                Accumulated                    Notes         Total
                                         Common      Capital in                    Other                     Receivable     Stock-
                                          Stock        Excess       Retained   Comprehensive    Treasury        from       holders'
(in thousands)                          Par Value   of Par Value    Earnings   Income (Loss)      Stock     Stockholders    Equity
--------------                          ---------   ------------    --------   -------------    --------    ------------   --------
Balance at September 30, 1998             $363        $102,302      $ 83,952       $(126)       $ (2,959)      $(610)      $182,922
Stock issued under stock option
  plans, including tax benefits,
  181 shares........................         2           4,138            --          --              --          --          4,140
Issuance of stock for acquisitions,
  278 shares........................         2           3,790            --          --              --          --          3,792
Purchase of treasury stock,
  2,340 shares......................        --              --            --          --         (21,952)                   (21,952)
Comprehensive income
   Foreign currency
    translation adjustment..........        --              --            --         110              --          --            110
   Unrealized loss on
    marketable securities...........        --              --            --         (35)             --          --            (35)
   Net income, year ended
    September 30, 1999..............        --              --        19,299          --              --          --         19,299
                                                                                                                           --------
Total comprehensive income..........        --              --            --          --              --          --         19,374
                                                                                                                           --------
Balance at September 30, 1999              367         110,230       103,251         (51)        (24,911)       (610)       188,276
                                          ----        --------      --------       -----        --------       -----       --------
Stock issued under stock option
  plans, including tax benefits,
  529 shares........................         5           5,017            --          --              --          --          5,022
Comprehensive income
   Foreign currency
    translation adjustment..........        --              --            --        (488)             --          --           (488)
   Unrealized loss on
    marketable securities...........        --              --            --          (1)             --          --             (1)
   Net income, year ended
    September 30, 2000..............        --              --         8,628          --              --          --          8,628
                                                                                                                           --------
Total comprehensive income..........                                                                                          8,139
                                                                                                                           --------
Balance at September 30, 2000              372         115,247       111,879        (540)        (24,911)       (610)       201,437
                                          ----        --------      --------       -----        --------       -----       --------
Stock issued under stock option
  plans, including tax benefits,
  369 shares........................         4           4,766            --          --              --          --          4,770
Stock issued on bond conversion,
  1 shares..........................        --              27            --          --              --          --             27
Other stock issued, net, 12 shares..        --              --            --          --              35          --             35
Collections on notes receivable from
  stockholders......................        --              --            --          --              --         110            110
Comprehensive income
   Foreign currency
    translation adjustment..........        --              --            --          10              --          --             10
   Unrealized gain on
    marketable securities...........        --              --            --         190              --          --            190
   Net income, year ended
    September 30, 2001..............        --              --        14,818          --              --          --         14,818
                                                                                                                           --------
Total comprehensive income..........        --              --            --          --              --          --         15,018
                                                                                                                           --------
Balance at September 30, 2001             $376        $120,040      $126,697       $(340)       $(24,876)      $(500)      $221,397
                                          ----        --------      --------       -----        --------       -----       --------

See notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

                    (in thousands, except per share amounts)

Note A -- Significant Accounting Policies

   Basis of Presentation: On June 29, 2001, the Company completed the sale of its Global Government Systems (GGS) business. The GGS business is accounted for as a discontinued operation, and, accordingly, amounts in the consolidated balance sheets and statements of operations and related notes for all periods presented have been restated to reflect discontinued-operations accounting.

   Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries (the "Company"). Intercompany items have been eliminated in consolidation.

   Nature of Operations: The Company develops, licenses, and supports a suite of client/server, enterprise software and provides a range of information technology outsourcing services. In addition, the Company offers a series of related software services including systems implementation, systems integration, and maintenance and enhancements. The Company's markets are higher education, process manufacturing and distribution, and energy and utilities.

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

   Revenue Recognition: During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. All of the unbilled receivables at September 30, 2001, resulting from outsourcing services contracts will be billed within the normal 12-month business cycle, although additional unbilled receivables will continue to build based on the terms of the contracts. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

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

   The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain.
                                       28

                   Notes to Consolidated Financial Statements

Note A -- Significant Accounting Policies -- (Continued)

   For client arrangements that include license fees and implementation and other professional services, the portion of the fees related to software licenses is generally recognized in the current period, while the portion of the fees related to implementation and other professional services is recognized as such services are performed. The Company does not separately present the cost of maintenance and enhancements revenues because it is impracticable to separate such cost from the cost of software sales. The Company's policy is to charge interest on or discount unbilled software and services receivables not expected to be billed within one year, which were approximately $442 and $1,446 at September 30, 2001 and 2000, respectively. The Company classifies such receivables as current assets consistent with its business cycle.

   The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or, for products not being sold separately, the price established by management. Because licensing of the software is not dependent on the professional services portions of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded as earned in the Company's Consolidated Statement of Operations as software services revenue.

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

   Long-Lived Assets: Property and equipment are recorded at cost. Equipment is depreciated over its estimated useful life, for periods ranging from three to 10 years, using the straight-line method. Buildings and related improvements are depreciated using the straight-line method, for periods up to 30 years.

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

   Income Per Share: Net income per common share excludes the dilutive effect of both stock options and convertible debentures, and net income per share -- assuming dilution includes the dilutive effect of both stock

                   Notes to Consolidated Financial Statements

Note A -- Significant Accounting Policies -- (Continued)

options and convertible debentures even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of net income per common share and net income per share -- assuming dilution follows:

Year Ended September 30,                                                                                2001       2000       1999
-----------------------                                                                               --------    -------   -------
Numerator
Income (loss) from continuing operations available to common stockholders.........................     ($2,482)   $ 5,892   $18,386
Discontinued operations:
 Income (loss) from discontinued operations, net of income taxes..................................      (2,855)     2,736       913
 Gain on sale of discontinued operations, net of income taxes.....................................      20,155         --        --
                                                                                                      --------    -------   -------
Income from discontinued operations...............................................................      17,300      2,736       913
                                                                                                      --------    -------   -------
Net income available to common stockholders.......................................................    $ 14,818    $ 8,628   $19,299
                                                                                                      ========    =======   =======
Denominator
Weighted average common shares....................................................................      32,842     32,391    32,494
Effect of dilutive securities:
 Employee stock options...........................................................................          --      1,233     1,037
                                                                                                      --------    -------   -------
Weighted average common shares assuming dilution..................................................      32,842     33,624    33,531
                                                                                                      ========    =======   =======
Income (loss) from continuing operations
 per common share.................................................................................    $  (0.08)   $  0.18   $  0.57
 per share -- assuming dilution...................................................................    $  (0.08)   $  0.18   $  0.55
Income from discontinued operations
 per common share.................................................................................    $   0.53    $  0.08   $  0.03
 per share -- assuming dilution...................................................................    $   0.53    $  0.08   $  0.03
Net income
 per common share.................................................................................    $   0.45    $  0.27   $  0.59
 per share -- assuming dilution...................................................................    $   0.45    $  0.26   $  0.58


   The Company has $74,723 of convertible debentures bearing interest at 5% and maturing on October 15, 2004, that were issued in October 1997. If these debentures were converted, 2,833 additional shares would be added to common shares outstanding. These debentures were antidilutive for fiscal years 2001, 2000, and 1999 and therefore are not included in the above denominators for income (loss) from continuing operations per share -- assuming dilution, income from discontinued operations per share -- assuming dilution, or net income per share -- assuming dilution.

   Covenants-Not-To-Compete: These amounts are amortized using the straight-line method over two to five years (their contractual lives) from their respective acquisition dates.

   Foreign Currency Translation: The local currencies are the functional currencies of the Company's foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at current exchange rates and resulting translation adjustments are included in, and are the major components of, accumulated other comprehensive loss. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.

   New Accounting Standards: In June 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

                   Notes to Consolidated Financial Statements

Note A -- Significant Accounting Policies -- (Continued)

   The Company will adopt the new rules on accounting for goodwill beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions is expected to result in an increase in pre-tax income of approximately $1,700 per year subject to any impairment charges that may occur. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill as of October 1, 2001, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

   During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the revenue recognition criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company adopted the provisions of SAB 101 during the fourth quarter of fiscal year 2001. The adoption did not have a significant impact on reported results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000, without significant effect. The Interpretation clarifies certain issues that arise in the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

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

Note B -- Cash and Investments

   Short-term investments consist of corporate debt securities. Management determines the appropriate classification of investments at the time of purchase. At September 30, 2001 and 2000, the portfolio of securities was classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as current assets.

   The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as realized gains and losses, are included in Interest and Other Income. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Gross realized gains and losses on sales of available-for-sale securities were immaterial in fiscal years 2001 and 2000.

September 30,                                                   2001       2000
-------------                                                 --------   -------
Cash and cash equivalents ................................    $101,475   $49,155
Short-term investments, including accrued interest of
  $327 and $206 (amortized cost of $62,584 and $16,791),
  respectively............................................      62,854    16,787
                                                              --------   -------
Cash and short-term investments ..........................    $164,329   $65,942
                                                              ========   =======

                   Notes to Consolidated Financial Statements

Note B -- Cash and Investments -- (Continued)

   The contractual maturities of short-term investments held at September 30, 2001, are:

                                                                                                                         Weighted
                                                                                                                         Average
                                                                                                          Amortized    Contractual
                                                                                            Fair Value      Cost      Interest Rate
                                                                                            ----------    ---------   -------------
Less than 1 year........................................................................      $37,184      $37,312         4.5%
1 - 3 years.............................................................................       25,343       25,272         4.6%
                                                                                              -------      -------
Total...................................................................................      $62,527      $62,584
                                                                                              =======      =======

   The Company has made investments for strategic business purposes of $15,980 in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other-than-temporary impairment discussed below. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately held company in assessing impairment. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7,831 related to this investment. In the third quarter of fiscal year 2001, the Company earned $2,700 in shares of WebCT. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. Commissions in the form of shares of WebCT will continue to be earned as additional schools license this product now that this threshold has been met. At September 30, 2001, the Company owned approximately 11% of the voting shares of WebCT. At September 30, 2001, the aggregate investment in WebCT is $10,849, and is included in other assets and deferred charges in the consolidated balance sheet.

   Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of September 30, 2001, the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Note C -- Acquisitions / Divestitures

   On June 29, 2001, the Company completed the sale of its Global Government Solutions (GGS) business to Affiliated Computer Services, Inc., (ACS), realizing cash proceeds of $85,000, subject to adjustment in certain circumstances and the payment of taxes. Based on a formula contained in the purchase agreement, the purchase price reduction could be as much as approximately $40,000, although the Company does not believe that any material reduction will occur. As a result of the disposition, the Company identified opportunities to further reduce and consolidate certain corporate functions, and provided a reserve of $12,763 for severance and real-estate-related costs associated with such actions. As of September 30, 2001, $10,614, which is primarily included in accrued expenses, remained accrued for the completion of these actions and the settlement of the previously accrued Broward County litigation discussed in Note M. After this provision, the sale resulted in a pretax gain of $33,266, which net of $13,111 of income taxes, resulted in a gain on sale of discontinued operations of $20,155. The results of GGS have been reported separately as discontinued operations in the consolidated statements of operations. Prior-year consolidated balance sheets and statements of operations have been restated to present GGS as a discontinued operation. For business segment reporting purposes, GGS data were previously reported as a separate segment. Revenues from the GGS business were $65,741, $95,938, and $89,315 for the years ending September 30, 2001, 2000, and 1999, respectively. There was no GGS revenue after the date of sale through September 30, 2001. GGS pre-tax income (loss) for the 12-month periods ending September 30, 2001, 2000, and 1999 was $(4,275), $4,645, and $1,729,
respectively. Included in GGS pre-tax (loss) for the fiscal year 2001

                   Notes to Consolidated Financial Statements

Note C -- Acquisitions / Divestitures -- (Continued)

period was an asset impairment charge of $1,814. The net assets of discontinued operations at September 30, 2000, were $36,692 (net assets of the discontinued operation were $38,954 at the date of the sale) comprised of the following:

        Accounts receivable ..............................................    $27,058
        Prepaid expenses and other receivables ...........................      6,994
        Property and equipment ...........................................      2,184
        Capitalized computer software costs ..............................      1,230
        Cost in excess of fair value of net assets acquired ..............      1,520
        Other assets and deferred charges ................................      4,169
        Current liabilities ..............................................     (6,463)
                                                                              -------
           Net Assets of Discontinued Operations..........................    $36,692
                                                                              =======

   In August 2000, the Company acquired the EnerLink business unit from Science Applications International Corporation for cash consideration of $2,882. The EnerLink business unit is a complex billing and rates management software developer for the energy and utilities marketplace. Under the terms of the purchase agreement, the Company could pay additional cash consideration of $8,000 over the next four years contingent upon the revenue derived from the license or other sale of the EnerLink software over that period. The Company was not required to make an additional payment under these terms in fiscal year 2001; however, the Company could be required to make additional payments over the next three years. Any future payments would result in an adjustment to the purchase price. The Company recorded costs in excess of fair value of net assets acquired of $513 related to the acquisition. This acquisition gives the Company increased charge-handling and billing capabilities, including interval data collections and calculations, which support real-time energy pricing and meter-data acquisition.

   In June 2000, the Company sold its SCT Learning Suite distance-learning course-creation tools to WebCT, Inc., in return for common stock of WebCT valued at $2,500. The Company acquired the SCT Learning Suite tools in the August 1999 acquisition of RSMART Learning Systems Corporation. In the quarter ended June 30, 2000, the Company recorded a gain of $442 related to this sale. This gain was reduced to zero as the Company agreed to make concessions to former SCT Learning Suite clients in the fourth quarter of fiscal year 2000. As part of the transaction, the Company signed a three-year noncompete agreement in exchange for stock of WebCT valued at $3,480. The related liability is being amortized over the period of the agreement. The Company made an additional $10,000 investment in preferred stock of WebCT. The Company has the ability to earn additional equity in WebCT in the future through performance-based compensation. This compensation depends on delivery of commitments from schools choosing WebCT as their primary supported enterprise-wide course-tools platform.

   In April 2000, the Company acquired the assets of a division of Pinnacle Software Corporation for consideration of $2,417. The acquired business included an established workforce of 16 employees who have provided maintenance and enhancement services to some of the Company's higher education clients over the prior 10 years. It also included Pinnacle's reporting-solutions product, which enhances the financial-reporting and report-distribution capabilities of universities using some of the Company's administrative applications.

   In May 1999, the Company acquired Advanced Planning Systems, Inc., which offered a demand-planning product to the process manufacturing and distribution market, for total consideration of $2,226, comprised of 104 shares of Company stock valued at $1,573 and $653 cash. The Company recorded goodwill of $1,016 related to the acquisition.

   The results of operations of these acquired entities are included in the consolidated financial statements from the date of the respective entities' acquisitions. The pro forma effect of these acquisitions on operations is immaterial.
                                       33

                   Notes to Consolidated Financial Statements

Note D -- Property and Equipment

September 30,                                                  2001       2000
-------------                                                --------   --------
Land ....................................................    $  2,019   $  2,019
Building and building improvements ......................      29,717     28,809
Computer equipment and software .........................      45,742     45,047
Other equipment, furniture, fixtures, and leasehold
  improvements...........................................      37,236     38,934
                                                             --------   --------
                                                              114,714    114,809
Less accumulated depreciation ...........................      62,299     53,658
                                                             --------   --------
                                                             $ 52,415   $ 61,151
                                                             ========   ========

   Depreciation expense for the years ended September 30, 2001, 2000, and 1999 was $14,010, $14,089, and $12,857, respectively.

Note E -- Other Assets and Deferred Charges

September 30,                                                  2001       2000
-------------                                                --------   --------
Deferred tax assets .....................................    $ 11,299   $  5,680
Long-term investments ...................................      10,850     15,979
Purchased software (b) (c) ..............................       7,301      9,627
Long-term receivables ...................................       3,722         10
Deferred debt issuance expenses (b) (d) .................       1,060      1,408
Deferred costs and sales commissions related to
  outsourcing services contracts in
  progress (a) (b).......................................         853      1,592
Other ...................................................       2,311      3,276
                                                             --------   --------
                                                             $ 37,396   $ 37,572
                                                             ========   ========

---------------
(a) Amortized over the remaining term of the outsourcing service contract.
(b) Shown net of accumulated amortization.
(c) Includes software acquired as part of business acquisitions.
(d) Amortized over the term of the related debt.

Note F -- Accrued Expenses

September 30,                                                  2001       2000
-------------                                                --------   --------
Accrued costs related to discontinued operations ........    $  7,736   $      0
Accrued employee compensation ...........................       7,035      8,014
Accrued payroll withholdings ............................       5,414      5,721
Other ...................................................      21,995     25,505
                                                             --------   --------
Total accrued expenses ..................................    $ 42,180   $ 39,240
                                                             ========   ========

Note G -- Long-Term Debt

September 30,                                                  2001       2000
-------------                                                --------   --------
5% convertible subordinated debentures, due October 15,
  2004...................................................    $ 74,723   $ 74,750
Financing agreement .....................................       2,771      3,483
                                                             --------   --------
Total Long-Term Debt ....................................      77,494     78,233
Less current portion ....................................       2,771        712
                                                             --------   --------
Long-Term Debt, net of current portion ..................    $ 74,723   $ 77,521
                                                             ========   ========

                   Notes to Consolidated Financial Statements

   Aggregate annual maturities of long-term debt by fiscal year are as follows:
$2,771 in 2002, $0 in 2003 and 2004, and $74,723 in 2005.

   In 1997, the Company issued $74,750 of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000, at prices from 102.5% of par decreasing to par on October 15, 2003. The fair value, based on quoted market values, of the convertible subordinated debentures at September 30, 2001, was $63,515. The Company has 2,833 shares reserved for issuance related to these debentures. In October 2000, $27 of the convertible subordinated debentures were converted into approximately 1 shares of common stock of the Company.

   The Company has a $30,000 senior revolving credit agreement, which terminates in June 2003 with optional annual renewals. There were no borrowings outstanding at September 30, 2001 or 2000. During the fiscal year ended September 30, 2000, the Company borrowed and repaid $16,800 under the agreement. The interest rate under the agreement is based on one of three formulae: one tied to the prime rate of the lender, one at a rate offered by the bank, and another tied to the London Inter-Bank Offered Rate (LIBOR). The commitment fee on the unused funds available for borrowing under the agreement is 5/16%. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

   The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At September 30, 2001, the Company had $561 of letters of credit outstanding and $29,439 available for borrowing under the revolving credit facility.

   In August 1997, the Company entered into a $4,275 financing agreement in connection with an outsourcing services contract. At September 30, 2001, the Company owed $2,771 on the agreement.

   Interest paid on the convertible subordinated debentures and the revolving credit agreement during the years ended September 30, 2001, 2000, and 1999, was $3,831, $3,895, and $4,001, respectively.

Note H -- Benefit Plans

   Stock Option Plans: The Company has stock option plans for the benefit of its key employees and nonemployee directors that provide for the grant of options to purchase the Company's common stock at an exercise price per share equal to the closing price of the Company's common stock on the grant date.

   The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At September 30, 2001, only stock options have been issued pursuant to the plan.

   There were 1,865 shares of common stock reserved for future grants under the stock option plans at September 30, 2001. The outstanding stock options expire on various dates through 2011. Options granted to employees generally have 10-year terms and vest and become fully exercisable at the end of three years of continued employment. There are 1,280 options granted to senior management that have 10-year terms and vest and become exercisable in five years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 2001, 1,045 of these options were exercisable. There are 918 options granted to senior management that have 10-year terms and vest and become exercisable in three years from the date of grant and have accelerated vesting if certain performance conditions are met. At September
30, 2001, 660

                   Notes to Consolidated Financial Statements of these options were exercisable. In addition, 260 options granted to nonemployee directors, of which 188 are exercisable at September 30, 2001, have 10-year terms and vest and become exercisable ratably over five years.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies with stock-based compensation plans either recognize compensation expense based on fair value accounting methods or continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). If a company chooses to continue to apply the provisions of APB 25, it must disclose pro forma net income and earnings per share assuming that the fair-value method had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and make the pro forma disclosures required by SFAS 123. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:



Year Ended September 30,                                                                                  2001      2000      1999
------------------------                                                                                -------    ------   -------
As Reported
 Net income.........................................................................................    $14,818    $8,628   $19,299
 Net income per common share........................................................................       0.45      0.27      0.59
 Net income per share -- assuming dilution..........................................................       0.45      0.26      0.58

Pro Forma
 Net income.........................................................................................    $11,384    $4,160   $15,901
 Net income per common share........................................................................       0.35      0.13      0.49
 Net income per share -- assuming dilution..........................................................       0.35      0.12      0.47

   The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.8%, 6.1%, and 4.9%, dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 61.8%, 59.5%, and 53.1%, and a weighted-average expected life of the option of four years.

   Following is a summary of the Company's stock option activity and related information for the years ended September 30:

                                                                            2001                  2000                  1999
                                                                     ------------------    ------------------    ------------------
                                                                              Weighted-             Weighted-             Weighted-
                                                                               Average               Average               Average
                                                                              Exercise               Exercise              Exercise
                                                                    Shares      Price     Shares      Price      Shares     Price
                                                                    ------    ---------   ------    ---------    ------   ---------
Outstanding at beginning of year ................................    5,506     $14.00      5,235      $12.73     4,635      $12.18
Granted .........................................................      877      10.94      1,208       18.09       946       14.60
Exercised .......................................................     (369)      6.88       (529)       8.30      (181)       5.01
Cancelled .......................................................     (434)     16.56       (408)      17.22      (165)      17.83
                                                                     -----     ------      -----      ------     -----      ------
Outstanding at end of year ......................................    5,580     $13.79      5,506      $14.00     5,235      $12.73
                                                                     =====     ======      =====      ======     =====      ======
Options exercisable at year end .................................    3,949     $13.68      3,295      $11.14     2,769      $ 9.68
Weighted-average fair value of
  options granted during the year................................               $5.61                 $ 9.30                $ 6.75

                   Notes to Consolidated Financial Statements

Note H -- Benefit Plans -- (Continued)

   The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:

                                                 Outstanding                  Exercisable
                                      ---------------------------------    ------------------
                                                Weighted-
                                                 Average      Weighted-             Weighted-
                                                Remaining      Average               Average
                      Range of                 Contractual     Exercise              Exercise
               Exercise Prices        Shares   Life (yrs.)      Price      Shares     Price
               ---------------        ------   -----------    ---------    ------   ---------
                $ 3.56 - $ 9.69        2,173        3.15         $ 8.35     1,984      $ 8.37
                  9.88 -  16.50        1,926        7.28          13.36       782       14.01
                 16.69 -  28.53        1,481        6.68          22.35     1,183       22.35
                ---------------        -----        ----         ------     -----      ------
                $ 3.56 - $28.53        5,580        5.51         $13.79     3,949      $13.68
                ===============        =====        ====         ======     =====      ======

   Employee Stock Purchase Plan: During fiscal year 2001, the Company's shareholders approved the Employee Stock Purchase Plan, which provides for the purchase of up to 500 shares of the Company's common stock. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The purchase price per share is 85% of the fair market value on the last business day of each monthly offering period. In fiscal year 2001, the Company sold 23 shares under this plan.

   Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan (ESOP) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (ESOT) to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 2001, there were 1,784 shares held by the ESOT.

   Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 2001 and 2000, there were 160 restricted shares sold but not exchanged for unrestricted shares.

   Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees, whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses, net of the effect of forfeitures, under this plan for the years ended September 30, 2001, 2000, and 1999, were $2,238, $3,729, and $3,127, respectively.

Note I -- Income Taxes

   Income (loss) from continuing operations before income taxes consists of the following:

Year Ended September 30,                                                                                 2001      2000       1999
-----------------------                                                                                -------    -------   -------
U.S. operations....................................................................................    $  (935)   $13,065   $39,615
International operations...........................................................................     (2,466)    (2,273)   (5,928)
                                                                                                       -------    -------   -------
                                                                                                       $(3,401)   $10,792   $33,687
                                                                                                       =======    =======   =======

                                       37

                   Notes to Consolidated Financial Statements

Note I -- Income Taxes -- (Continued)

   The components of the provision for income taxes on income (loss) from continuing operations are as follows:

Year Ended September 30,                                                                                2001       2000       1999
------------------------                                                                              --------    -------   -------
Current:
 Federal..........................................................................................    $  5,685    $ 8,598   $10,299
 State............................................................................................       3,528      4,020     3,819
 International....................................................................................         105        114        --
                                                                                                      --------    -------   -------
Total Current.....................................................................................       9,318     12,732    14,118
Deferred (benefit) expense (primarily federal)....................................................     (10,237)    (7,832)    1,183
                                                                                                      --------    -------   -------
                                                                                                      $   (919)   $ 4,900   $15,301
                                                                                                      ========    =======   =======

   A reconciliation of the provision for income taxes on continuing operations to the federal statutory rate follows:

Year Ended September 30,                                                                                       2001    2000    1999
------------------------                                                                                      -----    -----   ----
Expected federal tax rate.................................................................................    (35.0)%   35.0%  35.0%
Adjustments due to:
 Effect of state income tax...............................................................................     21.3%    17.8%   8.1%
 Foreign net operating loss not benefited.................................................................     32.9%     9.0%   1.0%
 Research and development tax credit......................................................................    (69.2)%  (19.4)% (3.8)
 Other, primarily non-deductible expenses.................................................................     23.0%     3.0%   5.1%
                                                                                                              -----    -----   ----
                                                                                                              (27.0)%   45.4%  45.4%
                                                                                                              =====    =====   ====

   At September 30, 2001, the Company had $47,872 of net operating loss carryforwards in various states and $17,073 of net operating loss carryforwards in foreign jurisdictions. The state carryforwards expire in various periods ending on or before September 30, 2016. The foreign tax losses can be indefinitely carried forward. At September 30, 2001 and 2000, the Company had valuation allowances of $6,200 and $2,733, respectively, related to the deferred tax assets associated with the state and foreign carryforwards. Although realization is not assured, management believes it is more likely than not that all remaining deferred tax assets will be realized either through carryback availability or the generation of sufficient future taxable income.

   Income taxes paid during fiscal years ended September 30, 2001, 2000, and 1999, were $13,217, $10,022, and $15,060, respectively.

   The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities are as follows:

September 30,                                                   2001       2000
-------------                                                 -------   --------
Deferred Tax Assets
 Purchased research and development ......................    $ 6,194   $  6,194
 Accrued expenses and reserves ...........................      9,127      6,387
 Tax credits and loss carryforwards, net of valuation
  allowance...............................................      3,298      3,312
 Purchased software ......................................        941        755
 Investment impairments and losses in equity investments .      5,348      2,775
                                                              -------   --------
Total Deferred Tax Assets ................................     24,908     19,423

Deferred Tax Liabilities
 Depreciation and amortization ...........................       (119)       (53)
 Unbilled accounts receivable ............................     (1,726)    (4,740)
 Software capitalization .................................     (5,274)    (7,617)
 Prepaids and other accelerated expenses .................       (750)    (1,333)
                                                              -------   --------
Total Deferred Tax Liabilities ...........................     (7,869)   (13,743)
                                                              -------   --------
Net Deferred Tax Asset ...................................    $17,039   $  5,680
                                                              =======   ========

                                       38

                   Notes to Consolidated Financial Statements

Note J -- Business Segments

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

   After the sale of Global Government Solutions, the Company has three reportable segments: Global Education Solutions; Global Manufacturing & Distribution Solutions; and Global Energy, Utilities & Communications Solutions. The Global Education Solutions segment provides information technology services and application software to higher education institutions. The Company's clients have historically been English-speaking institutions of higher education with enrollments greater than two thousand students for its software and services. Global Manufacturing & Distribution Solutions provides a suite of supply chain management software solutions and services to process manufacturers and distributors. The Company targets process manufacturers and distributors that have over $100,000 in annual revenue. Global Energy, Utilities & Communications Solutions provides administrative application software and services to the utility market. The Company's target market includes water, gas, and electric utilities that range from mid-size municipalities to investor-owned utilities serving millions of customers.

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

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate-related items; elimination of inter-segment transactions, including the elimination of intercompany net assets between corporate and the reportable segments of $252,549 and $219,537 as of September 30, 2001 and 2000, respectively; intangibles and related amortization of assets purchased in business acquisitions; and results of nonreportable segments whose products and services serve markets different from those that the reportable segments serve. The fiscal year 2001 asset impairment charge, the fiscal year 2001 and 2000 restructuring charges, and the fiscal year 2000 and 1999 equity in losses of affiliates are included in the "All Other" segment profit (loss). Interest income is not included in the following revenue disclosures.

                   Notes to Consolidated Financial Statements

Note J -- Business Segments -- (Continued)

                                                                                                 Global
                                                                               Global            Energy,
                                                                Global      Manufacturing      Utilities &
                                                               Education   & Distribution    Communications
                                                               Solutions      Solutions         Solutions      All Other     Total
                                                               ---------   --------------    --------------    ---------   --------
Year Ended September 30, 2001
Outsourcing services revenue...............................    $ 38,422       $  5,189           $16,549             --    $ 60,160
Software sales and commissions and maintenance and
  enhancements revenue.....................................     101,341         23,050            24,229             --     148,620
Software services revenue..................................      56,829         27,176            46,889             --     130,894
                                                               --------       --------           -------       --------    --------
Revenues from external customers...........................     196,592         55,415            87,667             --     339,674
Intersegment revenues......................................         959             25                --           (984)         --
Segment profit (loss)......................................      29,202        (10,653)              343        (22,293)     (3,401)
Amortization of capitalized software.......................       2,819          1,333             1,402             --       5,554
Research & development expenditures........................      23,263         11,015            15,370            806      50,454
Segment assets.............................................     344,371         15,178            38,332        (10,040)    387,841

Year Ended September 30, 2000
Outsourcing services revenue...............................    $ 41,124       $  8,555           $14,677       $     21    $ 64,377
Software sales and commissions and maintenance and
  enhancements revenue.....................................      91,479         24,866            21,997             --     138,342
Software services revenue..................................      54,179         28,697            51,606            505     134,987
                                                               --------       --------           -------       --------    --------
Revenues from external customers...........................     186,782         62,118            88,280            526     337,706
Intersegment revenues......................................       1,166             31                --         (1,197)         --
Segment profit (loss) *....................................      29,905         (5,993)            4,851        (17,971)     10,792
Amortization of capitalized software.......................       3,230          1,652               640             --       5,522
Research & development expenditures........................      20,997         11,834            13,254          1,966      48,051
Segment assets.............................................     311,118         18,695            44,427        (10,079)    364,161

Year Ended September 30, 1999
Outsourcing services revenue...............................    $ 41,646       $  7,181           $17,238       $  2,291    $ 68,356
Software sales and commissions and maintenance and
  enhancements revenue.....................................      97,455         22,843            26,608            128     147,034
Software services revenue..................................      50,101         44,485            52,616         13,028     160,230
                                                               --------       --------           -------       --------    --------
Revenues from external customers...........................     189,202         74,509            96,462         15,447     375,620
Intersegment revenues......................................       1,381            356             2,027         (3,764)         --
Segment profit (loss) *....................................      41,997         (2,492)           (1,013)        (4,805)     33,687
Amortization of capitalized software.......................       1,884          1,814               858             --       4,556
Research & development expenditures........................      20,718         10,588            14,628          3,987      49,921
Segment assets.............................................     283,389         29,103            50,656        (33,742)    329,406

---------------
* The "All Other" column includes $4,761 and $3,161 losses from investment in affiliate accounted for under the equity method of accounting for fiscal years 2000 and 1999, respectively.

                   Notes to Consolidated Financial Statements

   The following table presents revenues by country based on location of the customer, and property by country based on location of the asset.

                                                                                         September 30,
                                                            -----------------------------------------------------------------------
                                                                    2001                     2000                     1999
                                                            ---------------------    ---------------------    ---------------------
                                                                       Long-Lived               Long-Lived               Long-Lived
                                                           Revenues      Assets     Revenues      Assets      Revenues     Assets
                                                           --------    ----------   --------    ----------    --------   ----------
United States ..........................................   $288,366     $102,157    $300,355     $115,244     $328,321    $105,696
Other Countries ........................................     51,308       13,713      37,351       15,777       47,299      18,438
                                                           --------     --------    --------     --------     --------    --------
Total ..................................................   $339,674     $115,870    $337,706     $131,021     $375,620    $124,134
                                                           ========     ========    ========     ========     ========    ========

Note K -- Product Development, Commitments, and Other Items

   Product development expenditures, including software maintenance expenditures, for the years ended September 30, 2001, 2000, and 1999, were approximately $50,454, $48,051, and $49,921, respectively. After capitalization (Note A) these amounts were approximately $49,611, $44,508, and $41,780, respectively, and were charged to operations as incurred. For the same years, amortization of capitalized software costs (not included in expenditures above) amounted to $5,554, $5,522, and $4,556, respectively.

   Rent expense for the years ended September 30, 2001, 2000, and 1999, was $8,285, $8,807, and $6,658, respectively. Aggregate rentals payable under significant noncancellable lease agreements with initial terms of one year or more as of September 30, 2001, are as follows:

                                              Fiscal year
                                               -----------                                Amount
                                                                                          -------
                 2002.................................................................    $ 7,302
                 2003.................................................................      6,124
                 2004.................................................................      5,196
                 2005.................................................................      4,688
                 2006.................................................................      4,332
                 Thereafter...........................................................      9,443
                                                                                          -------
                                                                                          $37,085
                                                                                          =======

   During the second quarter of fiscal year 2001, the Company decided that restructuring actions were necessary to improve the Company's performance. The restructuring plan included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. During the quarter ended June 30, 2001, the Company accrued $3,511 related to severance and termination benefits and $404 of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of September 30, 2001, $1,128 of this accrual remains. In May and June 2001, the Company terminated approximately 150 employees engaged primarily in marketing, administrative, special-programs, and development functions.

   The Company continued to evaluate its business prospects and forecasts during the fourth quarter of fiscal year 2001. As a result of its evaluation, the Company implemented another restructuring plan, which included the discontinuation of non-critical programs, termination of employees, and consolidation of certain facilities primarily in the energy and utilities business. The restructuring was carried out in an effort to improve the Company's performance. During the quarter, the Company accrued $544 related to severance and termination benefits and $636 of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of September 30, 2001, $770 of this accrual remains. In August 2001, the Company terminated approximately 40 employees engaged primarily in marketing, administrative, special-programs, and development functions.

                   Notes to Consolidated Financial Statements

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

   In October 1998, the Company's Board of Directors authorized the repurchase of up to 3,000 of its common shares. During the year ended September 30, 1999, the Company repurchased 2,340 of its common shares for $21,952 in fiscal year 1999. The Company's senior revolving credit agreement covenants were amended in October 1998 to allow the Company to repurchase capital stock not to exceed $35,000 and 3,000 shares before April 15, 1999. The Company is currently unable to repurchase additional shares of common stock without another amendment to its credit agreement.

Note L -- Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended September 30, 2001 and 2000:


                                                                                 Three Months Ended
                                                  ---------------------------------------------------------------------------------
                                                    December 31,           March 31,             June 30,           September 30,
                                                  -----------------    ------------------    -----------------    -----------------
                                                   2000      1999       2001       2000       2001       2000      2001*     2000**
                                                 -------    -------   --------    -------   -------    -------    -------   -------
Revenues .....................................   $86,143    $75,717   $ 81,373    $89,416   $91,685    $91,727    $85,764   $83,182
Gross profits ................................    31,082     19,398     23,275     31,477    32,957     37,612     31,617    31,947
Income (loss) from continuing operations
  before income taxes.........................     2,857     (9,400)   (13,939)     3,129     2,237     12,085      5,444     4,978
Provision (benefit) for income taxes .........     1,112     (3,465)    (5,425)     1,321     1,217      5,133      2,177     1,911
Income (loss) from continuing operations .....     1,745     (5,935)    (8,514)     1,808     1,020      6,952      3,267     3,067
Income (loss) from discontinued operations ...       318       (272)    (2,762)     1,811    19,744      4,346         --    (3,149)
Net income (loss) ............................   $ 2,063    $(6,207)  $(11,276)   $ 3,619   $20,764    $11,298    $ 3,267   $   (82)
Income (loss) from continuing operations per
  common share................................   $  0.05    $ (0.18)  $  (0.26)   $  0.06   $  0.03    $  0.21    $  0.10   $  0.09
Income (loss) from continuing operations per
  share -- assuming dilution..................   $  0.05    $ (0.18)  $  (0.26)   $  0.05   $  0.03    $  0.21    $  0.10   $  0.09
Income (loss) from discontinued operations
  per common share............................   $  0.01    $ (0.01)  $  (0.08)   $  0.06   $  0.60    $  0.13    $    --   $ (0.10)
Income (loss) from discontinued operations
  per share -- assuming dilution..............   $  0.01    $ (0.01)  $  (0.08)   $  0.05   $  0.60    $  0.13    $    --   $ (0.09)
Net income (loss) per common share ...........   $  0.06    $ (0.19)  $  (0.34)   $  0.11   $  0.63    $  0.35    $  0.10   $    --
Net income (loss) per share -- assuming
  dilution....................................   $  0.06    $ (0.19)  $  (0.34)   $  0.11   $  0.63    $  0.33    $  0.10   $    --

---------------
* Income (loss) from continuing operations includes a pretax restructuring charge of $1,180 (Note K) and a change in estimate of $1,383 primarily to reduce accrued employee costs and reduce a contract accrual.
** Income (loss) from discontinued operations includes a pretax charge of $5,759 related to litigation (Note M) and income (loss) from continuing operations includes a change in estimate primarily to reduce accrued employee costs by $1,369.

                   Notes to Consolidated Financial Statements

Note M -- Contingency

   The Company has been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this litigation. The Company's claim for approximately $3,100 -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, as adjusted based upon post-trial motions and appeals, the Company was ordered to pay damages in the amount of approximately $2,000 plus prejudgment interest on a portion of that amount. The Company recorded a pretax charge of $5,759 for damages and other costs associated with the action in the fourth quarter of fiscal year 2000. While this contract was originated within GGS, which has been sold, the right to appeal and the impact of the related outcome were retained by the Company.

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

Report of Independent Auditors

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

   We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 23, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 22, 2002 and is incorporated herein by reference. Also, see the information under the heading "Executive Officers of SCT" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

   Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 22, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 22, 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 22, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Statement Schedule and Exhibits.

   (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:

   Consolidated Balance Sheets--September 30, 2001 and 2000

   Consolidated Statements of Operations--Years Ended September 30, 2001, 2000, and 1999

   Consolidated Statements of Cash Flows--Years Ended September 30, 2001, 2000, and 1999

   Consolidated Statements of Stockholders' Equity--Years Ended September 30, 2001, 2000, and 1999

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

For the Three Years in the Period Ended September 30, 2001



COLUMN A                                                COLUMN B                   COLUMN C               COLUMN D       COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Additions
                                                                          ---------------------------
                                                                         Charged to      Charged to
                                                       Balance at         Costs and    Other Accounts    Deductions     Balance at
Description                                        Beginning of Period    Expenses        -Describe      -Describe    End of Period
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended September 30, 2001
 Reserves and allowances deducted from other
   assets and deferred charges:
 Reserves for non-interest bearing
   loans to employees
    Short-term                                         $   56,000                                                       $   56,000
    Long-term                                                  --                                                               --
 Allowance for doubtful accounts                        4,534,000        $4,995,000                      $3,727,000(1)   5,802,000
                                                       ----------        ----------          ---         ----------     ----------
       Total                                           $4,590,000        $4,995,000          $--         $3,727,000     $5,858,000
For the year ended September 30, 2000
 Reserves and allowances deducted from other
   assets and deferred charges:
 Reserves for non-interest bearing
   loans to employees
    Short-term                                         $   56,000                                                       $   56,000
    Long-term                                                  --                                                               --
 Allowance for doubtful accounts                        5,035,000        $2,704,000                      $3,205,000(1)   4,534,000
                                                       ----------        ----------          ---         ----------     ----------
       Total                                           $5,091,000        $2,704,000          $--         $3,205,000     $4,590,000
For the year ended September 30, 1999
 Reserves and allowances deducted from other
   assets and deferred charges:
 Reserves for non-interest bearing
   loans to employees
    Short-term                                         $   56,000                                                       $   56,000
    Long-term                                                  --                                                               --
 Allowance for doubtful accounts                        3,472,000        $3,044,000                      $1,481,000(1)   5,035,000
                                                       ----------        ----------          ---         ----------     ----------
       Total                                           $3,528,000        $3,044,000          $--         $1,481,000     $5,091,000


(1) Uncollectible accounts written-off during the year

No.                             Exhibit

 2.1 Stock Purchase Agreement dated June 23, 2001 by and among Systems & Computer Technology Corporation, SCT Technologies (Canada), Inc., SCT Financial Corporation, SCT Property, Inc., SCT Government Systems, Inc., Omni-Tech Systems, LTD., Affiliated Computer Services, Inc., ACS Enterprise Solutions, Inc. and ACS-Alberta, Inc. (Exhibit 2.1 to Registrant's Form 8-K dated June 29, 2001) (1)

 2.2 Amendment No. 1 to Stock Purchase Agreement dated June 29, 2001 by and among Systems & Computer Technology Corporation, SCT Technologies (Canada), Inc., SCT Financial Corporation, SCT Property, Inc., SCT Government Systems, Inc., Omni-Tech Systems, LTD., Affiliated Computer Services, Inc., ACS Enterprise Solutions, Inc. and ACS-Alberta, Inc. (Exhibit 2.2 to Registrant's Form 8-K dated June 29, 2001) (1)

 3.1 Certificate of Amendment and Restated Certificate of Incorporation (Exhibit 3 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998) (1)

 3.2 Bylaws (Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) (1)

 3.3 Amendment to Bylaws adopted March 18, 1999 (Exhibit 3.3 to Registrant's Form 10-Q for the quarterly period ended March 31,
          1999) (1)

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

10.4 Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended September 30, 1996) (1)

10.5 Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) (1)

10.6 Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) (1)
          _______________
          (1) Incorporated by reference

10.7 Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1997) (1)

10.8 Fourth Amendment and Modification to Credit Agreement dated as of May 6, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended September 30, 1998) (1)

10.9 Fifth Amendment and Modification to Credit Agreement dated as of October 9, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended September 30, 1998) (1)

10.10 Letter Amendment to Credit Agreement dated as of August 30, 1999 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999) (1)

10.11 Sixth Amendment and Modification to Credit Agreement dated as of July 7, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended September 30, 2000) (1)

10.12 Seventh Amendment and Modification to Credit Agreement dated as of September 7, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended September 30, 2000) (1)

10.13 Eighth Amendment and Modification to Credit Agreement dated as of June 20, 2001 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (2)

10.14 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as amended through November 18, 1997 (Exhibit 10 to Registrant's Form 10-Q for the quarterly period ended March 31,
          1998) (1,3)

10.15 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) (1,3)

10.15 Amendment One to the Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended December 31,
          1998) (1,3)

10.16 Form of Severance Agreement dated as of April 21, 1999 by and between the Registrant and certain executive officers and management of the Registrant (Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999) (1,3)

21        Subsidiaries of the Registrant. (2)

23        Consent of Ernst & Young LLP. (2)

_______________
(1) Incorporated by reference
(2) Filed with this Annual Report on Form 10-K
(3) Compensatory plan, contract or arrangement

   SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT's reasonable expenses in furnishing such exhibit.

   (b) Reports on Form 8-K.

   On July 16, 2001, the registrant filed a current report on Form 8-K announcing that on June 29, 2001, pursuant to a Stock Purchase Agreement dated June 23, 2001, as amended (the "Purchase Agreement"), the Company consummated the sale of its Global Government Solutions business (the "Business") to Affiliated Computer Services, Inc. ("ACS") for $85 million in cash, subject to adjustment in certain circumstances. Based on a formula contained in the Purchase Agreement, the purchase price reduction could be as much as approximately $40 million, although the Company does not believe that any material reduction will occur. The aggregate amount of consideration was determined following negotiations between the Company and ACS. In connection with the Purchase Agreement, the Company entered into a non-competition agreement and agreed to a four year covenant not to engage in any business which, subject to certain exceptions, (i) develops, licenses, modifies, supports or maintains software for use directly or indirectly by or for governments which performs the same or substantially the same functions as the software being developed, licensed, modified, supported or maintained by the Business or (ii) provides outsourcing services directly or indirectly to governments of the same or substantially the same type as provided by the Business. In addition, the Company entered into a transition services agreement providing ACS with the use of certain of the Company's information systems and employee services for a period of time following the closing at agreed upon rates. The Company also provided the requisite pro forma financial information.

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

Date: December 21, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                              Title                          Date
                  ---------                                              -----                          ----

             /s/ Michael J. Emmi                Chairman of the Board, President and Chief          December 21, 2001
--------------------------------------------    Executive Officer; Director (Principal
                 Michael J. Emmi                Executive Officer)

         /s/ Michael D. Chamberlain             Director                                            December 21, 2001
--------------------------------------------
             Michael D. Chamberlain

            /s/ Allen R. Freedman               Director                                            December 21, 2001
--------------------------------------------
                Allen R. Freedman

           /s/ Thomas I. Unterberg              Director                                            December 21, 2001
--------------------------------------------
               Thomas I. Unterberg

           /s/ Gabriel A. Battista              Director                                            December 21, 2001
--------------------------------------------
                Gabriel A. Battista

              /s/ Eric Haskell                  Senior Vice President, Finance and                  December 21, 2001
 -------------------------------------------    Administration, Treasurer and Chief
                  Eric Haskell                  Financial Officer (Principal Financial
                                                and Accounting Officer)

                    SYSTEMS & COMPUTER TECHNOLOGY CORPORATION


                         Index of Exhibits Filed Herewith



Exhibit
  No.                       Exhibit                                       Page
-------                     -------                                       ----
10.13 Eighth Amendment and Modification to Credit Agreement dated as of June 20, 2001 among Systems & Computer Technology
         Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A.

21       Subsidiaries of the Registrant

23       Consent of Ernst & Young LLP