Form 10-Q
period 2001-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2002-02-13
CIK 707606

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

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

33,111,123 Common shares, $.01 par value, as of February 5, 2002





               Page 1 of 26 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 2001 and September 30, 2000

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 2001 and 2000

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 2001 and 2000

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

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                               December 31,   September 30,
                                                  2001            2001
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 55,233        $101,475
   Short-term investments, including
      accrued interest of $870 and $206           98,805          62,854
   Receivables, including $32,900
      and $26,026 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $6,259 and $5,802                        81,332          88,680
   Prepaid expenses and other receivables         28,632          18,962
                                                --------        --------
              TOTAL CURRENT ASSETS               264,002         271,971

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    50,423          52,415

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                12,394          13,369

COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED, net of accumulated
   amortization                                   13,217          12,690

INTANGIBLE ASSETS, net of accumulated
   amortization                                    7,554           8,301

OTHER ASSETS AND DEFERRED CHARGES                 28,388          29,095
                                                --------        --------
TOTAL ASSETS                                    $375,978        $387,841
                                                ========        ========


Note: The condensed consolidated balance sheet at September 30, 2001 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)


                                              December 31,    September 30,
                                                 2001             2001
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  5,667        $  9,188
   Current portion of long-term debt               2,583           2,771
   Income taxes payable                              981           7,697
   Accrued expenses                               36,832          42,180
   Deferred revenue                               29,269          26,137
                                                --------        --------
              TOTAL CURRENT LIABILITIES           75,332          87,973

LONG-TERM DEBT, less current portion              74,723          74,723
OTHER LONG-TERM LIABILITIES                        3,341           3,748

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      37,717 and 37,634 shares                       377             376
   Capital in excess of par value                120,564         120,040
   Retained earnings                             127,259         126,697
   Accumulated other comprehensive loss             (347)           (340)
                                                --------        --------
                                                 247,853         246,773
Less
   Held in treasury, 4,619 and 4,630 common
      shares--at cost                            (24,771)        (24,876)
   Notes receivable from stockholders               (500)           (500)
                                                --------        --------
                                                 222,582         221,397
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $375,978        $387,841
                                                ========        ========


Note: The condensed consolidated balance sheet at September 30, 2001 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)

                                                For the Three Months Ended
                                                       December 31,
                                                   2001            2000
Revenues:
 Outsourcing services                           $ 12,406        $ 15,628
 Software sales and commissions                    7,612          15,613
 Maintenance and enhancements                     26,040          22,234
 Software services                                28,886          31,359
 Interest and other income                         1,611           1,309
                                                --------        --------
                                                  76,555          86,143
Expenses:
 Cost of outsourcing services                      9,356          12,101
 Cost of software sales, commissions,
   maintenance and enhancements                   17,752          19,286
 Cost of software services                        22,043          22,365
 Selling, general and administrative              25,359          28,320
 Interest expense                                  1,108           1,214
                                                --------        --------
                                                  75,618          83,286
Income from continuing operations
   before income taxes                               937           2,857
Provision for income taxes                           375           1,112
                                                --------        --------
Income from continuing operations                    562           1,745

Discontinued operations:
  Income from discontinued operations,
    adjusted for applicable provision
    for income taxes of $0 and $160                   --             318
                                                --------        --------

Net income                                      $    562        $  2,063
                                                ========        ========

Income from continuing operations:
    per common share                              $ 0.02          $ 0.05
    per share -- assuming dilution                $ 0.02          $ 0.05

Income from discontinued operations:
    per common share                              $   --          $ 0.01
    per share -- assuming dilution                $   --          $ 0.01

Net income:
    per common share                              $ 0.02          $ 0.06
    per share -- assuming dilution                $ 0.02          $ 0.06

Common shares and equivalents outstanding:
   Average common shares                          33,068          32,729
   Average common shares -- assuming dilution     33,471          33,336


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                 For the Three Months Ended
                                                       December 31,
                                                   2001            2000

OPERATING ACTIVITIES
Net income                                      $    562        $  2,063
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                   5,306           6,779
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables           6,686          (6,037)
      (Increase) decrease in other current assets (9,670)          1,390
      Decrease in accounts payable                (3,521)         (2,250)
      Decrease in income taxes payable            (6,716)             --
      Decrease in accrued expenses                (5,348)         (3,818)
      Increase in deferred revenue                 2,842             604
      Other, net                                     330             748
                                                ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES             (9,529)           (521)

INVESTING ACTIVITIES
Purchase of property and equipment                (1,065)         (1,658)
Capitalized computer software costs                 (278)           (288)
Purchase of investments available for sale       (57,099)         (4,442)
Proceeds from sale or maturity of
   investments available for sale                 21,835          12,506
Purchase of subsidiary assets, net of
   cash acquired                                    (527)         (2,800)
                                                ---------       ---------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                          (37,134)          3,318

FINANCING ACTIVITIES
Repayment of borrowings                             (188)           (172)
Issuance (repurchase) of Company stock               105            (148)
Decrease in notes receivable from stockholders        --             110
Proceeds from exercise of stock options              504           1,043
                                                ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            421             833

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS   (46,242)          3,630
CASH & CASH EQUIVALENTS-BEGINNING OF PERIOD      101,475          49,155
                                                ---------       ---------
CASH & CASH EQUIVALENTS-END OF PERIOD           $ 55,233        $ 52,785
                                                =========       =========

SUPPLEMENTAL INFORMATION
  Noncash investing and financing activities:
  Purchase of subsidiary -- noncash portion     $     --        $    500
  Conversion of subordinated debentures into
     common stock                                     --              27


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Operating results for the three-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.


NOTE B--CASH AND SHORT-TERM INVESTMENTS
(in thousands)

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the date of purchase.

Short-term investments consist of corporate and municipal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At December 31, 2001, the portfolio of securities has been classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as current assets.

Short-term investments at December 31, 2001 are comprised of:

State and municipal securities            $     335
Corporate securities                         98,470
                                           --------
                                          $  98,805

The contractual maturities of short-term investments held as of December 31, 2001 are:

Due in one year or less                   $  98,257
Due after one year through four years           548
                                           --------
                                          $  98,805


NOTE C--LONG-TERM INVESTMENTS
The Company has made investments for strategic business purposes of $16.0 million in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other-than-temporary impairment discussed below. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately held company in assessing impairment. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7.8 million related to this investment.

In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. Commissions in the form of shares of WebCT will continue to be earned as additional schools license this product now that this threshold has been met. At December 31, 2001, the Company owns approximately 10% of the voting shares of WebCT. At December 31, 2001, the aggregate investment in WebCT is $10.9 million, and is included in other assets and deferred charges in the consolidated balance sheet.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of December 31, 2001 the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.


NOTE D--RESTRUCTURING CHARGES
During the second quarter of fiscal year 2001, the Company decided that restructuring actions were necessary to improve the Company's performance. The restructuring plan included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. During the quarter ended June 30, 2001, the Company accrued $3.5 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of December 31, 2001, $0.8 million of this accrual remains. In May and June 2001, the Company terminated approximately 150 employees engaged primarily in marketing, administrative, special-programs, and development functions.

The Company continued to evaluate its business prospects and forecasts during the fourth quarter of fiscal year 2001. As a result of its evaluation, the Company implemented another restructuring plan, which included the discontinuation of non-critical programs, termination of employees, and consolidation of certain facilities primarily in the energy and utilities business. The restructuring was carried out in an effort to improve the Company's performance. During the quarter, the Company accrued $0.5 million related to severance and termination benefits and $0.6 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of December 31, 2001, $0.5 million of this accrual remains. In August 2001, the Company terminated approximately 40 employees engaged primarily in marketing, administrative, special-programs, and development functions.

NOTE E--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of net income per common share and net income per share -- assuming dilution follows:

                                           For the Three Months
                                            Ended December 31,
                                              2001      2000
Numerator:
Income from continuing
  operations available to
  common stockholders                      $   562   $ 1,745

Discontinued operations:
  Income from discontinued
     operations, net of income taxes            --       318

Net income available
  to common stockholders                  $    562   $ 2,063
                                          ========   =======


Denominator:
Weighted average common shares              33,068    32,729

Effect of dilutive securities:
  Employee stock options                       403       637
                                           -------   -------

Weighted average common shares
  -- assuming dilution                      33,471    33,366
                                           =======   =======

Income from continuing operations
  per common share                          $ 0.02    $ 0.05
  per share -- assuming dilution            $ 0.02    $ 0.05

Income from discontinued operations
  per common share                          $   --    $ 0.01
  per share -- assuming dilution            $   --    $ 0.01

Net income
  per common share                          $ 0.02    $ 0.06
  per share -- assuming dilution            $ 0.02    $ 0.06


Potentially dilutive securities with an anti-dilutive effect (convertible debt in all periods presented) are not included in the above calculation.

NOTE F--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the three months ended December 31, 2001 and 2000, were approximately $11.6 million and $12.9 million, respectively. After capitalization, these amounts were approximately $11.3 million and $12.6 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $1.3 million and $1.4 million, respectively.


NOTE G--BUSINESS SEGMENTS
(in thousands)

The Company has three reportable segments: Global Education Solutions (GES); Global Manufacturing & Distribution Solutions (M&DS); and Global Energy, Utilities & Communications Solutions (EUC). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate-related items, elimination of inter-segment transactions, and amortization of intangible assets purchased in business acquisitions. Interest and other income is not included in the revenue disclosures below.


Three months ended December 31, 2001
                                                              All
                             GES       M&DS        EUC      Other      Total
Outsourcing services    $  8,353    $    --    $ 4,053     $   --   $ 12,406
Software sales and
   commissions, and
   maintenance and
   enhancements           25,020      3,608      5,024         --     33,652
Software services         14,709      4,470      9,707         --     28,886
                         -------    -------    -------    -------    -------
External revenues         48,082      8,078     18,784         --     74,944
Intersegment revenues         --         --         18        (18)        --
Segment profit (loss)      5,203     (2,996)       745     (2,015)       937


Three months ended December 31, 2000
                                                              All
                             GES       M&DS        EUC      Other      Total
Outsourcing services    $ 10,182    $ 1,281    $ 4,165     $   --   $ 15,628
Software sales and
   commissions, and
   maintenance and
   enhancements           22,174      6,103      9,570         --     37,847
Software services         12,411      5,919     13,029         --     31,359
                         -------    -------    -------    -------    -------
External revenues         44,767     13,303     26,764         --     84,834
Intersegment revenues        332          3         --       (335)        --
Segment profit (loss)      5,145     (3,457)     3,420     (2,251)     2,857

NOTE H--COMPREHENSIVE INCOME
(in thousands)
                                          Three Months
                                        Ended December 31,
                                        2001          2000

Net income                           $   562       $ 2,063
Other comprehensive income (loss)         (7)           93
                                    --------       -------
Total Comprehensive Income           $   555       $ 2,156

Other comprehensive income relates primarily to currency translation adjustments related to foreign subsidiaries whose functional currencies are their local currencies.


NOTE I--GOODWILL AND INTANGIBLE ASSETS
(in thousands, except per share amounts)

Effective October 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will instead be carried at its book value as of October 1, 2001, and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized.

The Company's goodwill was $12,690 and $13,217 at September 30, 2001 and December 31, 2001, respectively. The Company is required to complete its transitional impairment test of existing goodwill by March 31, 2002. The Company has not yet completed its transitional impairment test and as such is currently unable to assess the effect of this test on the earnings and financial position of the Company. The Company will be required to test the value of its goodwill at least annually.


The gross carrying amount and accumulated amortization of amortizing intangible assets are as follows:

                               December 31, 2001         September 30, 2001
                               Gross                     Gross
                            Carrying   Accumulated    Carrying   Accumulated
                              Amount  Amortization      Amount  Amortization

Capitalized software costs   $ 42,916    $ (30,522)   $ 42,638     $ (29,269)
Purchased software             20,071      (13,351)     20,071       (12,770)
Covenants-not-to-compete        7,071       (6,237)      7,071        (6,071)
                             --------    ---------    --------     ---------
                             $ 70,058    $ (50,110)   $ 69,780     $ (48,110)

Estimated amortization expense for the next five fiscal years ending September 30, are as follows:

          Fiscal Year
             2002                    $ 8,029
             2003                      6,236
             2004                      4,674
             2005                      2,210
             2006                        631
          thereafter                     168
                                     -------
            Total                    $21,948


Amortization expense on intangible assets was $2,000 and $2,147 for the three months ended December 31, 2001 and 2000, respectively. In addition, the fiscal year 2001 period included $368, net of taxes, related to the amortization of goodwill.

The following table discloses the effect on net income and earnings per share of excluding amortization expense related to goodwill, which was recognized in the three months ended December 31, 2000, as if such goodwill had been recognized in accordance with SFAS 142.


                                             December 31,        December 31,
                                                 2001                2000

Reported net income                            $  562             $ 2,063
Plus: Goodwill amortization, net of taxes          --                 368
                                               ------             -------
Adjusted net income                            $  562             $ 2,431

Per common share:
Net income                                     $ 0.02             $  0.06
Goodwill amortization                              --                0.01
                                               ------             -------
Adjusted net income                            $ 0.02             $  0.07

Per share -- assuming dilution
Net income                                     $ 0.02             $  0.06
Goodwill amortization                              --                0.01
                                               ------             -------
Adjusted net income                            $ 0.02             $  0.07


NOTE J--NEW ACCOUNTING STANDARDS
During the Company's fiscal year 2000, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." The SAB provides examples of how the Staff applies the criteria to specific fact patterns, such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures that registrants should make about their revenue-recognition policies and the impact of events and trends on revenue. The Company adopted the provisions of SAB 101 during the fourth quarter of fiscal year 2001.

NOTE K--SUBSEQUENT EVENTS
January 3, 2002, Michael J. Emmi, President, Chief Executive Officer, and Chairman of the Board of Directors announced his retirement from the Company effective immediately. Michael D. Chamberlain, who has served the Company in various executive capacities since 1986, most recently as Chief Operating Officer, and a member of the Board of Directors since 1989, was elected President and Chief Executive Officer. Allen R. Freedman, a member of the Company's Board of Directors since 1982, was elected non-executive Chairman of the Board. Mr. Freedman was Chairman and Chief Executive Officer of Fortis, Inc., a multi-billion dollar financial services company, prior to his retirement in July 2000.

In connection with Mr. Emmi's retirement, he received a compensation package including a reduction of indebtednesses, the continuation of Mr. Emmi's life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment, to Mr. Emmi, of life insurance policies covering Mr. Emmi, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company will record a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. The Company may pay an additional amount to Mr. Emmi if certain strategic corporate objectives established by the Board before Mr. Emmi's termination are achieved on or before December 31, 2002.

Effective January 10, 2002, the Company acquired USA Education, Inc.'s (commonly known as Sallie Mae) student information systems business (the business) for the higher education market. Under the terms of the agreement, the Company acquired Sallie Mae's Exeter Student Suite and Perkins/Campus Loan Management product lines and related resources based in Cambridge, MA for approximately $15.5 million cash. If the business achieves certain predetermined criteria during the remainder of fiscal year 2002, the Company will make an additional cash payment of up to $2.0 million at September 30, 2002. In addition, the Company could make further cash payments of up to $5.3 million over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. The Company purchased the business to increase its market opportunities in the higher education market. The product lines purchased include an Oracle-based set of solutions and technology, the components of which are expected to be integrated into the Company's higher education product lines. The purchased product lines also include a Microsoft-based solution that is under development and when completed, will allow clients a technology choice.

On January 30, 2002, the Company announced that it has entered into an agreement to acquire Applied Business Technologies, Inc. (ABT) of Newtown Square, PA for $16.7 million cash. The consummation of the transaction is subject to certain closing conditions. If the transaction is consummated, the ABT acquisition will further increase the Company's market opportunities in the higher education market. The acquisition will give the Company a Microsoft-based solution for small to mid-sized institutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements.

RESULTS OF OPERATIONS

The following table sets forth: (i) income statement items as a percentage of total revenues and (ii) the percentage change for each item from the prior-year comparative period.

                                  % of Total Revenues        % Change from
                                                               Prior Year
                                   Three Months Ended
                                      December 31,
                                     2001     2000

Revenues:
Outsourcing services                   16%      18%               (21%)
Software sales and commissions         10%      18%               (51%)
Maintenance and enhancements           34%      26%                17%
Software services                      38%      36%                (8%)
Interest and other income               2%       2%                23%
                                     -----    -----              -----
Total                                 100%     100%               (11%)

Expenses:
Cost of services, software sales,
   Commissions, and maintenance
   enhancements                        64%      62%                (9%)
Selling, general and administrative    33%      33%               (11%)
Interest expense                        2%       2%                (9%)
Income before income taxes              1%       3%               (67%)


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

                                         Three Months
                                            Ended
                                         December 31,
                                         2001   2000

Gross Profit:
   Outsourcing services                   25%    23%
   Software sales and maintenance
      and enhancements                    47%    49%
   Software services                      24%    29%
                                          ---    ---
   Total                                  34%    37%

Revenues:
Outsourcing services revenue decreased 21% in the first three months of fiscal year 2002 compared with the prior-year period. This decrease is primarily the result of the completion of contracts in the third quarter of fiscal year 2001.

Software sales and commissions decreased 51% in the first quarter of fiscal year 2002 compared to the prior-year period due to decreased licenses in the Company's process manufacturing and distribution and energy and utilities markets. The Company believes these decreases are primarily the result of caution in the general business climate, which has been particularly felt in the technology sector, as well as concerns over deregulation in the energy and utilities market.

The 17% increase in maintenance and enhancements revenue in the first quarter of fiscal year 2002 was the result of the growing installed base of clients in all of the Company's markets. The Company continues to experience a high annual renewal rate on existing maintenance contracts in these marketplaces, although there can be no assurances that this will continue.

Software services revenue decreased 8% in the first quarter of fiscal year 2002 compared with the first quarter of fiscal year 2001. The decreases are primarily the result of decreased implementation and integration services performed in the energy and utilities and manufacturing and distribution markets partially offset by increases in the higher education market. These decreases were primarily the result of a decline in license fees, which generate service orders.

Gross Profit:
Gross profit decreased as a percentage of total revenue (excluding interest and other income) from 37% for the first quarter of fiscal year 2001 to 34% for the first quarter of fiscal year 2002. The total gross profit percentage decreased because of decreases in the software sales, commissions, maintenance, and enhancements gross profit percentage and the software services gross profit percentage. The software sales, commissions, maintenance, and enhancements gross profit percentage decrease is primarily the result of decreased software sales during the fiscal year 2002 period. These decreases were partially offset by increases in maintenance and enhancement revenue and reduced development expenses as a result of the restructuring measures taken in fiscal year 2001. Software services margins decreased primarily as a result of decreased utilization in the energy and utilities market. The Company anticipates reduced services revenue in the energy and utilities market in fiscal year 2002 and implemented a restructuring plan during fiscal year 2001 in an attempt to improve future performance. These decreases were partially offset by increases in the outsourcing services gross profit percentage primarily as a result of fiscal year 2001 cost reductions and improved utilization on existing contracts.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses decreased in the first quarter of fiscal year 2002 compared with the prior year period primarily as a result of
(i) decreased administrative costs due to the restructuring plans implemented in fiscal year 2001 and (ii) decreased sales commissions as a result of decreased license fee revenues in the first quarter of fiscal year 2002.

Restructuring Charges:
The Company is currently evaluating the need for additional restructuring actions in the second quarter of fiscal year 2002 to improve the Company's performance. The Company is evaluating cost structures and non-critical programs within the market units and corporate departments.

During the second quarter of fiscal year 2001, the Company decided that restructuring actions were necessary to improve the Company's performance. The restructuring plan included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. During the quarter ended June 30, 2001, the Company accrued $3.5 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of December 31, 2001, $0.8 million of this accrual remains. In May and June 2001, the Company terminated approximately 150 employees engaged primarily in marketing, administrative, special-programs, and development functions.

The Company continued to evaluate its business prospects and forecasts during the fourth quarter of fiscal year 2001. As a result of its evaluation, the Company implemented another restructuring plan, which included the discontinuation of non-critical programs, termination of employees, and consolidation of certain facilities primarily in the energy and utilities business. The restructuring was carried out in an effort to improve the Company's performance. During the quarter, the Company accrued $0.5 million related to severance and termination benefits and $0.6 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of December 31, 2001, $.5 million of this accrual remains. In August 2001, the Company terminated approximately 40 employees engaged primarily in marketing, administrative, special-programs, and development functions.

Subsequent events:
January 3,2002, Michael J. Emmi, President, Chief Executive Officer, and Chairman of the Board of Directors announced his retirement from the Company effective immediately. Michael D. Chamberlain, who has served the Company in various executive capacities since 1986, most recently as Chief Operating Officer, and a member of the Board of Directors since 1989, was elected President and Chief Executive Officer. Allen R. Freedman, a member of the Company's Board of Directors since 1982, was elected non-executive Chairman of the Board. Mr. Freedman was Chairman and Chief Executive Officer of Fortis, Inc., a multi-billion dollar financial services company, prior to his retirement in July 2000.

In connection with Mr. Emmi's retirement, he received a compensation package including a reduction of indebtednesses, the continuation of Mr. Emmi's life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment, to Mr. Emmi, of life insurance policies covering Mr. Emmi, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company will record a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. The Company may pay an additional amount to Mr. Emmi if certain strategic corporate objectives established by the Board before Mr. Emmi's termination are achieved on or before December 31, 2002.

Effective January 10, 2002, the Company acquired USA Education, Inc.'s (commonly known as Sallie Mae) student information systems business (the business) for the higher education market. Under the terms of the agreement, the Company acquired Sallie Mae's Exeter Student Suite and Perkins/Campus Loan Management product lines and related resources based in Cambridge, MA for approximately $15.5 million cash. If the business achieves certain predetermined criteria during the remainder of fiscal year 2002, the Company will make an additional cash payment of up to $2.0 million at September 30, 2002. In addition, the Company could make further cash payments of up to $5.3 million over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. The Company purchased the business to increase its market opportunities in the higher education market. The product lines purchased include an Oracle-based set of solutions and technology, the components of which are expected to be integrated into the Company's higher education product lines. The purchased product lines also include a Microsoft-based solution that is under development and when completed will allow clients a technology choice.

On January 30, 2002, the Company announced that it has entered into an agreement to acquire Applied Business Technologies, Inc. (ABT) of Newtown Square, PA for $16.7 million cash. The consummation of the transaction is subject to certain closing conditions. If the transaction is consummated, the ABT acquisition will further increase the Company's market opportunities in the higher education market. The acquisition will give the Company a Microsoft-based solution for small to mid-sized institutions.

Contingency:
The Company had been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this litigation. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages. In January 2002, the Company paid $2.5 million and the judgment was satisfied of record. While this contract was originated within the Global Government Solutions business, which was sold on June 29, 2001, the right to appeal and the impact of the related outcome were retained by the Company.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The following discussion of cash flow activity for the fiscal year 2001 period is based upon historical information as the statement of cash flows for the fiscal year 2001 period does not present the Global Government Solutions business, which was sold on June 29, 2001, as a discontinued operation.

The Company's cash and short-term investments balance was $154.0 million and $164.3 million as of December 31, 2001, and September 30, 2001, respectively. The cash balances decreased primarily as a result of cash used in operations discussed below.

Cash used in operating activities was $9.5 million for the first quarter of fiscal year 2002, compared with $0.5 million for the prior-year period. The primary uses of cash in the fiscal year 2002 period were increased other current assets, primarily current deferred taxes, and decreased accounts payable and other current liabilities. The decrease in liabilities is primarily the result of the payment of income taxes. These charges were partially offset by decreased accounts receivable and increased deferred revenue.

The Company provides outsourcing services and software-related services, including systems implementation and integration services. Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to seven years in length, and provide a recurring revenue stream throughout the term of the contract. Software services contracts, including systems implementation and integration services, usually have shorter terms than outsourcing services contracts, and billings are sometimes milestone-based. During the beginning of a typical outsourcing services contract, the Company performs services and incurs expenses more quickly than during the later part of the contract. Billings usually remain constant during the term of the contract. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The Company's Consolidated Balance Sheet reflects this excess as unbilled accounts receivable. As an outsourcing services contract proceeds, the Company performs services and incurs expenses at a lesser rate. This results in billings that exceed revenue recognized in such periods, which causes a decrease in the unbilled accounts receivable. Likewise, billings in a software services contract cause a decrease in the unbilled accounts receivable. In both cases, additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts. The remaining unbilled accounts receivable balance is comprised of software sales for which the Company has shipped product and recognized revenue, but has not billed amounts due to the contractual payment terms. The Company usually bills these unbilled balances within one year.

Long-Term Investments:
The Company has made investments for strategic business purposes of $16.0 million in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other-than-temporary impairment discussed below. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately held company in assessing impairment. In fiscal 2001, the cost basis was reduced and earnings were charged as a result of an impairment that was other than temporary. Future earnings would also be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future write down in the carrying amount of this investment to recognize an impairment loss due to an other than temporary decline in the value of the investment. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7.8 million related to this investment. In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. Commissions in the form of shares of WebCT will continue to be earned as additional schools license this product now that this threshold has been met. At December 31, 2001, the Company owns approximately 10% of the voting shares of WebCT. At December 31, 2001, the aggregate investment in WebCT is $10.9 million, and is included in other assets and deferred charges in the consolidated balance sheet.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of December 31, 2001 the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Cash used in investing activities was $37.1 million for the first three months of fiscal year 2002 compared with cash provided of $3.3 million for the fiscal year 2001 three-month period. In the fiscal year 2002 period, cash was primarily used in the purchase of investments using the available cash balances from September 30, 2001. The primary source of cash in the three months ended December 31, 2000, was the sale and maturity of available-for-sale investments. Other cash uses included $0.5 million contingent consideration paid with respect to the August 2000 EnerLink acquisition in the fiscal year 2002 period. In the fiscal year 2001 period, other uses of cash included $2.8 million for the purchase of Omni-Tech Systems, Ltd. assets, which were subsequently sold in the June 2001 Global Government Solutions business sale.

The $0.4 million and $0.8 million in cash provided by financing activities for the first quarter of fiscal year 2002 and 2001, respectively, consists primarily of proceeds from the exercises of stock options.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2003 and includes optional annual renewals. There were no borrowings outstanding at December 31, 2001, or September 30, 2001. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At December 31, 2001, the Company had $0.5 million of letters of credit outstanding and $29.5 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at December 31, 2001, is $74.7 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for the fiscal year 2002 and 2001 periods and therefore are not included in the above denominators for income from continuing operations per share -- assuming dilution, income from discontinued operations per share -- assuming dilution, or net income per share -- assuming dilution for these periods.

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

In January 2002, the Company acquired the Sallie Mae student information systems business and announced that it entered into an agreement to purchase Applied Business Technologies, Inc. ("ABT"). These acquisitions were entered into to increase the Company's opportunities in the higher education market. The success of these acquisitions depends upon: (i) the Company's ability to integrate the acquired products and operations with the Company's products and operations cost-effectively and on a timely basis, (ii) the ability of the Company to meet development and implementation schedules for the acquired products and to enhance the acquired products over time, (iii) the market acceptance of the products; and (iv) the ability of the Company to consummate the ABT acquisition.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative or qualitative disclosures for fiscal year 2002. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 2001.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II

Item 1.   Legal Proceedings

The Company had been involved in litigation relating to a software implementation in Broward County, Florida. The Company believed that it had meritorious defenses and the probability of an unfavorable outcome against the Company was unlikely. However, on October 31, 2000, an adverse decision was rendered against the Company in this litigation. The Company's claim for approximately $3.1 million -- which was included in the Company's accounts receivable balances -- for software licensed, services rendered, and expenses incurred was denied. In addition, the Company was ordered to pay damages. In January 2002, the Company paid $2.5 million and the judgment was satisfied of record. While this contract was originated within the Global Government Solutions business, which was sold on June 29, 2001, the right to appeal and the impact of the related outcome were retained by the Company.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

Item 6 (b).   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended December 31, 2001.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 02/13/02                 /s/  Eric Haskell
                         --------------------------------
                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer