Form 10-Q
period 2002-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2002-05-14
CIK 707606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

 (Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

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

33,264,505 Common shares, $.01 par value, as of May 06, 2002





                    Page 1 of 29 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 2002 and September 30, 2001

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 2002 and 2001

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 2002 and 2001

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 2002 and 2001

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

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                March 31,     September 30,
                                                  2002            2001
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 22,066        $101,475
   Short-term investments, including
      accrued interest of $933 and $352           88,674          62,854
   Receivables, including $37,432
      and $23,023 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $4,301 and $3,179                        88,412          80,914
   Prepaid expenses and other receivables         32,935          18,101
                                                --------        --------
              TOTAL CURRENT ASSETS               232,087         263,344

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    45,357          49,559

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                10,211          12,399

GOODWILL, net of accumulated amortization         29,732           2,869

INTANGIBLE ASSETS, net of accumulated
   amortization                                   11,693           3,756

OTHER ASSETS AND DEFERRED CHARGES                 28,706          29,095

NET ASSETS OF DISCONTINUED OPERATIONS             16,274          17,917
                                                --------        --------
TOTAL ASSETS                                    $374,060        $378,939
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 2001, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)


                                                March 31,      September 30,
                                                  2002             2001
                                               (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  4,335        $  8,070
   Current portion of long-term debt               2,390           2,771
   Income taxes payable                              617           7,697
   Accrued expenses                               54,979          39,274
   Deferred revenue                               21,101          21,259
                                                --------        --------
              TOTAL CURRENT LIABILITIES           83,422          79,071

LONG-TERM DEBT, less current portion              74,723          74,723
OTHER LONG-TERM LIABILITIES                        3,201           3,748

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      37,779 and 37,634 shares                       378             376
   Capital in excess of par value                121,025         120,040
   Retained earnings                             117,031         126,697
   Accumulated other comprehensive loss             (557)           (340)
                                                --------        --------
                                                 237,877         246,773
Less
   Held in treasury, 4,607 and 4,630 common
      shares--at cost                            (24,663)        (24,876)
   Notes receivable from stockholders               (500)           (500)
                                                --------        --------
                                                 212,714         221,397
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $374,060        $378,939
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 2001, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)
                                                For the Three Months Ended
                                                         March 31,
                                                   2002            2001
Revenues:
 Outsourcing services                           $ 11,462        $ 14,066
 Software sales and commissions                    8,998           5,308
 Maintenance and enhancements                     25,394          21,002
 Software services                                30,666          29,464
 Interest and other income                         1,217           1,264
                                                --------        --------
                                                  77,737          71,104
Expenses:
 Cost of outsourcing services                      8,475          11,373
 Cost of software sales, commissions,
   maintenance and enhancements                   18,882          16,802
 Cost of software services                        23,518          20,575
 Selling, general and administrative              19,303          21,463
 Retirement and restructuring charges              7,574              --
 Asset impairment charge                              --           7,831
 Interest expense                                  1,047           1,048
                                                --------        --------
                                                  78,799          79,092
Loss from continuing operations
   before income taxes                            (1,062)         (7,988)
Provision (benefit) for income taxes                 544          (3,222)
                                                ---------       ---------
Loss from continuing operations                   (1,606)         (4,766)

Discontinued operations:
  Loss from discontinued operations,
    adjusted for applicable benefit
    for income taxes of $579 and $3,588           (1,580)         (6,510)

  Loss on sale of discontinued operations,
    net of income taxes of $3,446 and $0          (7,042)             --
                                                ---------       ---------
Loss from discontinued operations                 (8,622)         (6,510)
                                                ---------       ---------
Net loss                                        $(10,228)       $(11,276)
                                                =========       =========

Loss from continuing operations:
    per common share                              ($0.05)         ($0.15)
    per share -- assuming dilution                ($0.05)         ($0.15)

Loss from discontinued operations:
    per common share                              ($0.26)         ($0.20)
    per share -- assuming dilution                ($0.26)         ($0.20)

Net loss:
    per common share                              ($0.31)         ($0.34)
    per share -- assuming dilution                ($0.31)         ($0.34)

Common shares and equivalents outstanding:
   Average common shares                          33,126          32,811
   Average common shares -- assuming dilution     33,126          32,811


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)
                                                For the Six Months Ended
                                                         March 31,
                                                   2002            2001
Revenues:
 Outsourcing services                           $ 23,868        $ 28,413
 Software sales and commissions                   16,479          17,436
 Maintenance and enhancements                     47,957          40,618
 Software services                                57,213          57,649
 Interest and other income                         2,714           2,573
                                                --------        --------
                                                 148,231         146,689
Expenses:
 Cost of outsourcing services                     17,829          22,502
 Cost of software sales, commissions,
   maintenance and enhancements                   33,861          31,906
 Cost of software services                        44,444          41,015
 Selling, general and administrative              39,398          42,611
 Retirement and restructuring charges              7,574              --
 Asset impairment charge                              --           7,831
 Interest expense                                  2,093           2,103
                                                --------        --------
                                                 145,199         147,968
Income (loss) from continuing operations
   before income taxes                             3,032          (1,279)
Provision (benefit) for income taxes               2,182            (644)
                                                ---------       ---------
Income (loss) from continuing operations             850            (635)

Discontinued operations:
  Loss from discontinued operations,
    adjusted for applicable benefit
    for income taxes of $1,842 and $4,894         (3,474)         (8,578)

  Loss on sale of discontinued operations,
    net of income taxes of $3,446 and $0          (7,042)             --
                                                ---------       ---------
Loss from discontinued operations                (10,516)         (8,578)
                                                ---------       ---------
Net loss                                        $ (9,666)       $ (9,213)
                                                =========       =========

Income (loss) from continuing operations:
    per common share                               $0.03          ($0.02)
    per share -- assuming dilution                 $0.03          ($0.02)

Loss from discontinued operations:
    per common share                              ($0.32)         ($0.26)
    per share -- assuming dilution                ($0.31)         ($0.26)

Net loss:
    per common share                              ($0.29)         ($0.28)
    per share -- assuming dilution                ($0.29)         ($0.28)

Common shares and equivalents outstanding:
   Average common shares                          33,101          32,771
   Average common shares -- assuming dilution     33,463          32,771


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                  For the Six Months Ended
                                                         March 31,
                                                   2002            2001

OPERATING ACTIVITIES
Net loss                                        $ (9,666)       $ (9,213)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Asset impairment charge                            --          11,585
   Depreciation and amortization                  10,871          13,902
   Provision for doubtful accounts                 1,135           1,401
   Deferred tax benefit                           (1,504)         (3,780)
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables          (1,834)         11,240
      Increase in other current assets,
         principally prepaid expenses            (14,688)         (8,273)
      Increase (decrease) in accounts payable     (4,705)            311
      Decrease in income taxes payable            (7,080)         (1,684)
      Increase (decrease) in accrued expenses     11,087            (441)
      Increase (decrease) in deferred revenue     (4,955)            348
      (Increase) decrease in other operating
         assets and deferred charges                 982            (561)
                                                ---------       ---------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                          (20,357)         14,835

INVESTING ACTIVITIES
Purchase of property and equipment                  (289)         (4,695)
Capitalized computer software costs                 (563)           (471)
Purchase of investments available for sale       (69,844)         (9,100)
Proceeds from sale or maturity of
   investments available for sale                 44,250          15,907
Purchase of businesses, net of cash acquired     (33,402)         (3,004)
                                                ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES            (59,848)         (1,363)

FINANCING ACTIVITIES
Repayment of borrowings                             (381)           (348)
Issuance (repurchase) of Company stock               213            (148)
Decrease in notes receivable from stockholders        --             110
Proceeds from exercise of stock options              964           1,942
                                                ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            796           1,556

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS   (79,409)         15,028
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD     101,475          49,155
                                                ---------       ---------
CASH & CASH EQUIVALENTS--END OF PERIOD          $ 22,066        $ 64,183
                                                =========       =========

SUPPLEMENTAL INFORMATION
Noncash investing and financing activities:
  Purchase of businesses -- noncash portion   $       --        $    500
  Conversion of subordinated debentures into
     common stock                                     --              27

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A--INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except for the fiscal year 2002 retirement and restructuring charges and the fiscal year 2001 asset impairment charge) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Operating results for the three and six-month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

Certain prior year information has been reclassified to conform with the current year presentation.

NOTE B--CASH AND SHORT-TERM INVESTMENTS
(in thousands)

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the date of purchase.

Short-term investments consist of corporate and municipal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At March 31, 2002, the portfolio of securities has been classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as a current asset.

Short-term investments at March 31, 2002, are comprised of:
State and municipal securities            $  34,012
Corporate securities                         54,662
                                           --------
                                          $  88,674

The contractual maturities of short-term investments held as of March 31, 2002, are:
Due in one year or less                   $  45,124
Due after one year through four years        43,550
                                           --------
                                          $  88,674

NOTE C--LONG-TERM INVESTMENTS
The Company has made investments for strategic business purposes of $16.0 million in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other-than-temporary impairment discussed below. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately held company in assessing impairment. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7.8 million related to this investment. In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. Commissions in the form of shares of WebCT will continue to be earned as additional schools license this product now that this threshold has been met. At March 31, 2002, the Company owns approximately 11% of the voting shares of WebCT. At March 31, 2002, the aggregate investment in WebCT is $10.9 million, and is included in other assets and deferred charges in the consolidated balance sheet.

Throughout fiscal year 1999, the Company made a series of investments in Campus Pipeline, Inc. As of March 31, 2002, the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

NOTE D--MANAGEMENT CHANGES AND RESTRUCTURING CHARGES
In the second quarter of fiscal year 2002, Michael J. Emmi, President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. Michael D. Chamberlain, who has served the Company in various executive capacities since 1986, most recently as Chief Operating Officer, and a member of the Board of Directors since 1989, was elected President and Chief Executive Officer. Allen R. Freedman, a member of the Company's Board of Directors since 1982, was elected non-executive Chairman of the Board. Mr. Freedman was Chairman and Chief Executive Officer of Fortis, Inc., a multi-billion dollar financial services company, prior to his retirement in July 2000.

In connection with Mr. Emmi's retirement, he received a compensation package including a reduction of indebtednesses, the continuation of Mr. Emmi's life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment, to Mr. Emmi, of life insurance policies covering Mr. Emmi, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. At March 31, 2002, $1.5 million of the accrual remains. The Company may pay an additional amount to Mr. Emmi if certain strategic corporate objectives established by the Board before Mr. Emmi's termination are achieved on or before December 31, 2002.

Also, during the quarter ended March 31, 2002, the Company implemented a third plan for restructuring since the second quarter of the previous year. This plan included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During the quarter, the Company recorded a charge of $4.1 million related to severance payments and disposition of assets. At March 31, 2002, $2.6 million of the accrual remains. In January and March 2002, the Company terminated approximately 110 employees engaged primarily in development, special-programs and sales functions, 70 of whom were part of the Company's international utilities operations.

During the third quarter of fiscal year 2001, the Company implemented restructuring actions that were necessary to improve the Company's performance. The restructuring plan included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. During the quarter ended June 30, 2001, the Company accrued $3.5 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of March 31, 2002, $0.6 million of this accrual remains. In May and June 2001, the Company terminated approximately 150 employees engaged primarily in marketing, administrative, special-programs, and development functions.

The Company continued to evaluate its business prospects and forecasts during the fourth quarter of fiscal year 2001. As a result of its evaluation, the Company implemented another restructuring plan, which included the discontinuation of non-critical programs, termination of employees, and consolidation of certain facilities primarily in the energy and utilities business. The restructuring was carried out in an effort to improve the Company's performance. During the fourth quarter of fiscal year 2001, the Company accrued $0.5 million related to severance and termination benefits and $0.6 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of March 31, 2002, $0.1 million of this accrual remains. In August 2001, the Company terminated approximately 40 employees engaged primarily in marketing, administrative, special-programs, and development functions.


NOTE E--ACQUISITIONS
Effective January 10, 2002, the Company acquired USA Education, Inc.'s (commonly known as Sallie Mae) student information systems business (the business) for the higher education market. Under the terms of the agreement, the Company acquired Sallie Mae's Exeter Student Suite and Perkins/Campus Loan Management product lines and related resources based in Cambridge, MA for approximately $15.5 million cash. If the business achieves certain predetermined criteria during the remainder of fiscal year 2002, the Company will make an additional cash payment of up to $2.0 million at September 30, 2002. In addition, the Company could make further cash payments of up to $5.3 million over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. Future payments made in connection with this acquisition will be treated as additional consideration and will likely increase the amount recorded as goodwill. The Company recorded goodwill of $11.5 million related to the acquisition, all of which is deductible for tax purposes. Included in goodwill is $1.3 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $3.4 million of purchased software and $0.8 million of other intangibles. The weighted-average amortization period is 6.0 years, 5.0 years for purchased software and 10.0 years for other intangibles. These assets have been allocated to the Global Education Solutions reporting segment for purposes of annual impairment testing under SFAS 142 (see Note K). The Company purchased the business to increase its market opportunities in the higher education market. The product lines purchased include an Oracle-based set of solutions and technology, the components of which are expected to be integrated into the Company's higher education product lines. The purchased product lines also include a Microsoft-based solution that is under development and when completed, will allow clients a technology choice.

In February 2002, the Company acquired the capital stock of Applied Business Technologies, Inc. (ABT) for $16.8 million cash. The products acquired include ABT's PowerCAMPUS, IQ.Web and PocketCAMPUS Mobile applications, as well as related resources in Newtown Square, PA and their customer base. The Company recorded goodwill of $14.8 million related to the acquisition, of which $4.5 million is deductible for tax purposes. Included in goodwill is $0.5 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $2.7 million of purchased software and $1.8 million of other intangibles. The weighted-average amortization period is 6.1 years, 5.0 years for purchased software and 9.5 years for other intangibles. These assets have been allocated to the Global Education Solutions reporting segment for purposes of annual impairment testing under SFAS 142 (see Note K). The completion of this transaction provides the Company with an expanded market share in small to mid-sized institutions (enrollment under 2,500). It also allows the Company to expand its current technology offerings in higher education to institutions that have a preference for Microsoft, which provides a technology that is both affordable and easy to manage.


NOTE F--DIVESTITURE
(in thousands)

As of the end of the second quarter of fiscal year 2002, the Company declared the Global Manufacturing & Distribution Solutions (MDS) a discontinued business; the results of MDS have been reported separately as discontinued operations in the consolidated statements of operations. The prior year consolidated statements of operations and balance sheet have been restated to present MDS as a discontinued operation. For business segment reporting, MDS was previously reported as a separate segment. Effective April 10, 2002, the Company signed a definitive agreement to sell the MDS business to High Process Technology, Inc., a newly formed portfolio company of Golden Gate Capital and Parallax Capital Partners for $13,200 in cash, subject to adjustment based on the net book value of the assets at closing, which is expected to be on or about May 31, 2002. The Company could receive up to an additional $3,000 based upon the new company achieving specified revenue targets over the next three years. The consummation of the transaction is subject to certain closing conditions and required approvals. The Company recorded a pretax loss of $10,488 on the sale, which net of a $3,446 tax benefit produced a net loss of $7,042. Revenues from the MDS business were $9,449 and $12,753 for the three-month periods ending March 31, 2002 and 2001, respectively. MDS revenues for the six-month periods ending March 31, 2002 and 2001 were $17,641 million and $26,056 million, respectively. The net assets of discontinued operations at September 30, 2001, were $17,917. Net assets of the discontinued operation were $16,274 million as of March 31, 2002, comprised of the following:
      Accounts receivable                                        $ 6,020
      Prepaid expenses and other receivables                         828
      Property and equipment                                       2,281
      Capitalized computer software costs                          1,201
      Goodwill                                                     9,821
      Intangible assets                                            3,682
      Current liabilities                                         (7,559)

          Net Assets of Discontinued Operations                  $16,274

NOTE G--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of earnings per common share and per share -- assuming dilution follows:

                                     For the Three Months  For the Six Months
                                        Ended March 31,      Ended March 31,
                                        2002      2001       2002       2001

Numerator:
Income (loss) from continuing
  operations available to
  common stockholders               ($ 1,606) ($ 4,766)   $   850   ($   635)

Discontinued operations:
  Loss from discontinued operations,
  net of income taxes                 (8,622)   (6,510)   (10,516)    (8,578)
                                     -------   -------    -------    -------

Net loss available
  to common stockholders            ($10,228) ($11,276)  ($ 9,666)  ($ 9,213)
                                     =======   =======    =======    =======


Denominator:
Weighted average common shares        33,126    32,811     33,101     32,771

Effect of dilutive securities:
  Employee stock options                  --        --        362         --
                                     -------   -------    -------    -------

Weighted average common shares
  -- assuming dilution                33,126    32,811     33,463     32,771
                                     =======   =======    =======    =======

Income (loss) from continuing operations
  per common share                    ($0.05)   ($0.15)     $0.03     ($0.02)
  per share -- assuming dilution      ($0.05)   ($0.15)     $0.03     ($0.02)

Loss from discontinued operations
  per common share                    ($0.26)   ($0.20)    ($0.32)    ($0.26)
  per share -- assuming dilution      ($0.26)   ($0.20)    ($0.31)    ($0.26)

Net loss
  per common share                    ($0.31)   ($0.34)    ($0.29)    ($0.28)
  per share -- assuming dilution      ($0.31)   ($0.34)    ($0.29)    ($0.28)

Potentially dilutive securities with an anti-dilutive effect (stock options in the fiscal year 2002 periods and the fiscal year 2001 six-month period and convertible debt in all periods presented) are not included in the above calculation.

NOTE H--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the six months ended March 31, 2002 and 2001, were approximately $18.1 million and $21.0 million, respectively. After capitalization, these amounts were approximately $18.1 million and $20.6 million, respectively, and were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $2.2 million and $2.1 million, respectively.

NOTE I--BUSINESS SEGMENTS
(in thousands)

As a result of the discontinuation of the Global Manufacturing & Distribution Solutions business at the end of the second quarter of fiscal year 2002, the Company has two reportable segments: Global Education Solutions (GES) and Global Energy and Utilities Solutions (EUS). Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All Other" column includes corporate-related items, elimination of inter-segment transactions, amortization of intangible assets purchased in business acquisitions, the retirement and restructuring charges in fiscal year 2002, and the asset impairment charge in fiscal year 2001. Interest and other income is not included in the revenue disclosures below.

Three months ended March 31, 2002
                                                           All
                                 GES          EUS        Other        Total
Outsourcing services        $  8,350      $ 3,112       $   --     $ 11,462
Software sales and
   commissions, and
   maintenance and
   enhancements               28,930        5,462           --       34,392
Software services             20,032       10,634           --       30,666
                             -------      -------      -------      -------
External revenues             57,312       19,208           --       76,520
Intersegment revenues             --           17          (17)          --
Segment profit (loss)          6,839          759       (8,660)      (1,062)


Three months ended March 31, 2001
                                                           All
                                 GES          EUS        Other        Total
Outsourcing services        $  9,846      $ 4,220       $   --     $ 14,066
Software sales and
   commissions, and
   maintenance and
   enhancements               21,911        4,399           --       26,310
Software services             15,489       13,975           --       29,464
                             -------      -------      -------      -------
External revenues             47,246       22,594           --       69,840
Intersegment revenues            311           --         (311)          --
Segment profit (loss)          4,338       (1,444)     (10,882)      (7,988)


Six months ended March 31, 2002
                                                           All
                                 GES          EUS        Other        Total
Outsourcing services        $ 16,703      $ 7,165       $   --     $ 23,868
Software sales and
   commissions, and
   maintenance and
   enhancements               53,950       10,486           --       64,436
Software services             36,131       21,082           --       57,213
                             -------      -------      -------      -------
External revenues            106,784       38,733           --      145,517
Intersegment revenues             --           35          (35)          --
Segment profit (loss)         12,042        1,504      (10,514)       3,032

Six months ended March 31, 2001
                                                           All
                                 GES          EUS        Other        Total
Outsourcing services        $ 20,028      $ 8,385       $   --     $ 28,413
Software sales and
   commissions, and
   maintenance and
   enhancements               44,085       13,969           --       58,054
Software services             29,575       28,074           --       57,649
                             -------      -------      -------      -------
External revenues             93,688       50,428           --      144,116
Intersegment revenues            643           --         (643)          --
Segment profit (loss)          9,484        1,976      (12,739)      (1,279)


NOTE J--COMPREHENSIVE INCOME
(in thousands)

                                       Three Months           Six Months
                                     Ended March 31,        Ended March 31,
                                     2002       2001        2002      2001

Net loss                         ($10,228)  ($11,276)     ($9,666)   ($9,213)
Other comprehensive income (loss)    (210)       (44)        (217)        49
                                 --------   --------      -------    -------
Total Comprehensive Loss         ($10,438)  ($11,320)     ($9,883)   ($9,164)

Other comprehensive income (loss) relates primarily to currency translation adjustments related to foreign subsidiaries whose functional currencies are their local currencies.


NOTE K--GOODWILL AND INTANGIBLE ASSETS
(in thousands, except per share amounts)

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will instead be carried at its book value as of October 1, 2001, and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized.

The Company's goodwill was $29,732 and $2,869 at March 31, 2002, and September 30, 2001, respectively. The increase in goodwill at March 31, 2002, is primarily the result of the Sallie Mae and ABT acquisitions (see Note E). The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will be required to test the value of its goodwill at least annually.

The following table sets forth the Company's amortized and unamortized intangible assets at the periods indicated:


                                 March 31, 2002         September 30, 2001
                               Gross                     Gross
                            Carrying   Accumulated    Carrying   Accumulated
                              Amount  Amortization      Amount  Amortization
Amortized intangible assets:
Purchased software             14,449       (5,988)      8,277        (5,521)
Covenants-not-to-compete        7,123       (6,407)      7,071        (6,071)
Customer relationships          1,684          (28)         --            --
                             --------    ---------    --------     ---------
                             $ 23,256    $ (12,423)   $ 15,348     $ (11,592)

Unamortized intangible assets:
Trademarks                        860                       --
                             --------                 --------
                             $    860                 $     --

Estimated amortization expense for amortized intangible assets for the next five fiscal years ending September 30, are as follows:
          Fiscal Year
             2002                    $ 2,416
             2003                      2,483
             2004                      2,061
             2005                      1,997
             2006                      1,402
          thereafter                   1,305
                                     -------
            Total                    $11,664

Amortization expense on intangible assets was $831 and $730 for the six months ended March 31, 2002 and 2001, respectively. In addition, the fiscal year 2001 period included $110, net of taxes, related to the amortization of goodwill.

The following table discloses the effect on net income and earnings per share of excluding amortization expense related to goodwill, which was recognized in the three and six months ended March 31, 2001, as if such goodwill had been recognized in accordance with SFAS 142.

                                  For the Three Months     For the Six Months
                                     Ended March 31,         Ended March 31,
                                    2002        2001         2002       2001
Reported net loss               ($10,228)   ($11,276)    ($ 9,666)  ($ 9,213)
Plus: goodwill amortization,
   net of taxes                       --          55           --        110
                                 -------     -------      -------    -------
Adjusted net loss               ($10,228)   ($11,221)    ($ 9,666)  ($ 9,103)

Per common share:
Net loss                          ($0.31)     ($0.34)      ($0.29)    ($0.28)
Goodwill amortization                 --          --           --         --
                                  ------       -----       ------      -----
Adjusted net loss                 ($0.31)     ($0.34)      ($0.29)    ($0.28)

Per share -- assuming dilution:
Net loss                          ($0.31)     ($0.34)      ($0.29)    ($0.28)
Goodwill amortization                 --          --           --         --
                                  ------       -----       ------      -----
Adjusted net loss                 ($0.31)     ($0.34)      ($0.29)    ($0.28)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. The following discussion excludes the results of the Global Manufacturing & Distribution Solutions (MDS) and Global Government Solutions (GGS) businesses as they have been reclassified as discontinued operations in the fiscal year 2002 and 2001 periods.

RESULTS OF OPERATIONS
The following table sets forth: (i) income statement items as a percentage of total revenues and (ii) the percentage change for each item from the prior-year comparative period.

                                 % of Total Revenues        % Change from
                                                              Prior Year
                                Three Mos.    Six Mos.   Three Mos.  Six Mos.
                                  Ended        Ended       Ended      Ended
                                 March 31,    March 31,   March 31   March 31
                                  2002  2001   2002  2001
Revenues:
Outsourcing services               15%   20%    16%   19%     (19%)     (16%)
Software sales and commissions     11%    7%    11%   12%      70%       (5%)
Maintenance and enhancements       33%   30%    32%   28%      21%       18%
Software services                  39%   41%    39%   39%       4%       (1%)
Interest and other income           2%    2%     2%    2%      (4%)       5%
                                  ----  ----   ----  ----
Total                             100%  100%   100%  100%       9%        1%

Expenses:
Cost of services, software sales,
   commissions, and maintenance
   enhancements                    65%   69%    65%   65%       4%        1%
Selling, general and
   administrative                  25%   30%    27%   29%     (10%)      (8%)
Retirement and restructuring
   charges                         10%   --      5%   --       --        --
Asset impairment charge            --    11%    --     5%    (100%)    (100%)
Interest expense                    1%    1%     1%    1%      --        --
Income (loss) from continuing
   operations before income taxes  (1%) (11%)    2%   --      (87%)    (337%)


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

                                     Three Months           Six Months
                                    Ended March 31,       Ended March 31,
                                      2002   2001           2002   2001
Gross Profit:
   Outsourcing services                26%    19%            25%    21%
   Software sales and maintenance
      and enhancements                 45%    36%            47%    45%
   Software services                   23%    30%            22%    29%
                                       ---    ---            ---    ---
   Total                               34%    30%            34%    34%

Revenues:
Outsourcing services revenue decreased 19% and 16% in the second quarter and first six months of fiscal year 2002 compared with the prior-year periods. These decreases are primarily the result of the completion of contracts in the third quarter of fiscal year 2001.

Software sales and commissions increased 70% in the second quarter of fiscal year 2002 compared to the prior-year period due to increased licenses in both the Company's higher education and energy and utilities markets. In the first six months of fiscal year 2002, software sales and commissions revenue decreased 5% compared to the prior-year period due to decreased licenses in the Company's energy and utilities market in the first quarter of fiscal year 2002. The Company believes this decrease was primarily the result of caution in the general business climate, which has been particularly felt in the technology sector, as well as concerns over deregulation in the energy and utilities market.

The 21% and 18% increases in maintenance and enhancements revenue in the second quarter and first six months of fiscal year 2002 were the result of the growing installed base of clients in the Company's higher education market. The Company continues to experience a high annual renewal rate on existing maintenance contracts in this market, although there can be no assurances that this will continue.

Software services revenue increased 4% in the second quarter of fiscal year 2002 compared with the second quarter of fiscal year 2001. The increase is primarily the result of increased implementation and integration services performed in the higher education market partially offset by decreases in the energy and utilities market.

Software services revenue decreased 1% in the first six months of fiscal year 2002 compared with the prior year period. The decrease is primarily the result of decreased implementation and integration services performed in the energy and utilities market partially offset by increases in the higher education market. These decreases were primarily the result of reduced license fees in periods before the fiscal year 2002 periods, which generate service orders.

Gross Profit:
Gross profit increased as a percentage of total revenue (excluding interest and other income) from 30% for the second quarter of fiscal year 2001 to 34% for the second quarter of fiscal year 2002. For the six-month periods ending March 31, 2002 and 2001, gross profit as a percentage of revenue was 34%; however, the components of the gross profit percentage changed from the fiscal year 2001 period to the 2002 period. In the three and six-month periods, the software sales, commissions, maintenance, and enhancements gross profit percentage increased primarily as a result of increased software sales and maintenance and enhancement revenue during the fiscal year 2002 period. These increases were partially offset by increased development costs on new products. The outsourcing services gross profit percentage increased primarily as a result of the completion of lower margin contracts in fiscal year 2001, fiscal year 2001 cost reductions, and improved utilization on existing contracts. These increases were partially offset by decreases in the software services margins in the three and six-month periods ending March 31, 2002 compared to the prior year periods. Software services margins decreased primarily as a result of decreased utilization in the energy and utilities market. The Company anticipates continuing reduced services revenue in the energy and utilities market in fiscal year 2002 and implemented a restructuring plan during fiscal year 2001 in an attempt to improve future performance.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses decreased 10% and 8% in the second quarter and first six months of fiscal year 2002 compared with the prior-year periods primarily as a result of decreased marketing and administrative costs due to the restructuring plans implemented in fiscal year 2001.

Retirement, Restructuring, and Asset Impairment Charges:
In the second quarter of fiscal year 2002, the Company recognized retirement and restructuring charges of $7.6 million. The charge was comprised of $3.5 million for the retirement compensation package of the Company's former President, Chief Executive Officer, and Chairman of the Board of Directors and $4.1 million related to actions to reduce the workforce, discontinue non-critical programs, and consolidate certain facilities. At March 31, 2002, $4.1 million of the $7.6 million accrual remains. In January and March 2002, the Company terminated approximately 110 employees engaged primarily in development, special-programs and sales functions, 70 of whom were part of the Company's international utilities operations.

In the second quarter of fiscal year 2001, the Company reduced the cost basis of a long-term investment in WebCT as a result of an impairment that was deemed other than temporary. As a result, the Company recognized an asset impairment charge of $7.8 million related to its investment in WebCT. Future earnings could also be reduced and earnings charged if there were an additional impairment that was found to be other than temporary at a future balance sheet date.

Income (loss) from continuing operations before income taxes was $3.0 million for the six months ended March 31, 2002, compared to a loss of $1.3 million last year. The provision for income taxes was $2.2 million in the current period compared to a benefit of $0.6 million in the year-ago period. The effective tax rate on income from continuing operations in the fiscal year 2002 provision does not reflect the customary relationship between income before income taxes and tax expense principally due to not recording a tax benefit for losses related to the Company's foreign operations, the effects of state income taxes, and the effects of non-deductible expenses.

Discontinued Operations:
As of the end of the second quarter of fiscal year 2002, the Company declared MDS a discontinued business; the results of MDS have been reported separately as discontinued operations in the consolidated statements of operations. Effective April 10, 2002, the Company signed a definitive agreement to sell the MDS business to High Process Technology, Inc., a newly formed portfolio company of Golden Gate Capital and Parallax Capital Partners for $13.2 million in cash, subject to adjustment based on the net book value of the assets at closing which is expected to be on or about May 31, 2002. The Company could receive up to an additional $3 million based upon the new company achieving specified revenue targets over the next three years. The consummation of the transaction is subject to certain closing conditions and required approvals. The Company recorded a pretax loss of $10.5 million on the sale, which net of a $3.5 million tax benefit produced a net loss of $7.0 million. The prior year consolidated statements of operations and balance sheet have been restated to present MDS as a discontinued operation. For business segment reporting, MDS was previously reported as a separate segment.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The following discussion of cash flow activity is based upon historical information as the statement of cash flows for the fiscal year 2002 period does not present the MDS business as a discontinued operation and the fiscal year 2001 period does not present the Global Government Solutions business, which was sold on June 29, 2001, as a discontinued operation.

The Company's cash and short-term investments balance was $110.7 million and $164.3 million as of March 31, 2002, and September 30, 2001, respectively. The cash balances decreased as a result of cash used in operations and investing activities discussed below.

Cash used in operating activities was $20.4 million for the first six months of fiscal year 2002, compared with cash provided of $14.8 million for the prior-year period. The primary uses of cash in the fiscal year 2002 period were increased other current assets, primarily prepaid income taxes, decreased accounts and income taxes payable, and decreased deferred revenue. These uses were partially offset by increased accrued expenses related primarily to the retirement and restructuring charges and loss accrual for the sale of the discontinued manufacturing business. Cash expenditures for the first six months of fiscal year 2002 related to retirement and restructuring charges (which are included in operating activities) were approximately $3.6 million, and are expected to be approximately $2.5 million for the remainder of fiscal year 2002 and $1.6 million in total for all subsequent years, principally for severance and facility costs.

Cash used in investing activities was $59.8 million for the first six months of fiscal year 2002 compared with $1.4 million for the fiscal year 2001 six-month period. In the fiscal year 2002 period, cash of $32.9 million was used in the purchase of Sallie Mae's student information systems business and Applied Business Technologies, Inc. in January and February 2002. If the Sallie Mae acquired business achieves certain predetermined criteria during the remainder of fiscal year 2002, the Company will make an additional cash payment of up to $2.0 million at September 30, 2002. Additional cash payments of up to $5.3 million could be required of the Company over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. Additionally, cash was used in the purchase of investments using the available cash balances from September 30, 2001. Purchases of property and equipment have been curtailed in fiscal year 2002 as a result of continuing cost containment measures. Fiscal year 2002 total property and equipment purchases are expected to remain below fiscal year 2001 levels.

The primary source of cash in the six months ended March 31, 2001, was the sale and maturity of available-for-sale investments. Other cash uses included $0.5 million contingent consideration paid with respect to the August 2000 EnerLink acquisition in the fiscal year 2002 period. In the fiscal year 2001 period, other uses of cash included $2.8 million for the purchase of Omni-Tech Systems, Ltd. assets, which were subsequently sold in the June 2001 Global Government Solutions business sale.

The $0.8 million and $1.6 million in cash provided by financing activities for the first six months of fiscal year 2002 and 2001, respectively, consists primarily of proceeds from the exercises of stock options.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2003 and includes optional annual renewals. There were no borrowings outstanding at March 31, 2002, or September 30, 2001. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At March 31, 2002, the Company had $0.5 million of letters of credit outstanding and $29.5 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at March 31, 2002, is $74.7 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for the fiscal year 2002 and 2001 periods and therefore are not included in the denominators for income
(loss) from continuing operations per share -- assuming dilution, loss from discontinued operations per share -- assuming dilution, or net loss per share -- assuming dilution for these periods.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

Contingency:
The Company from time to time is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

Critical Accounting Policies:
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition:
Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to five years in length, and provide a recurring revenue stream throughout the term of the contract. During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected as unbilled accounts receivable. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

Software services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although, additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount due to contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable. The Company usually bills these unbilled balances within one year.

For client arrangements that include license fees and implementation and other professional services, the portion of the fees related to software licenses is generally recognized in the current period, while the portion of the fees related to implementation and other professional services is recognized as such services are performed.

The Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or, for products not being sold separately, the price established by management. Because licensing of the software is not dependent on the professional services portions of the contract, the software revenue is recognized upon delivery. The remainder of the contract revenue is recorded as earned as software services revenue.

Restructuring:
During fiscal years 2002 and 2001, the Company recorded significant reserves in connection with restructuring programs. These reserves include estimates pertaining to employee separation costs, assumptions regarding idle facilities and sublease terms, and the settlements of contractual obligations resulting from these actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Long-Term Investments:
The Company has made investments for strategic business purposes in the common and preferred stock of a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for an other-than-temporary impairment. The Company regularly reviews the underlying operating performance, cash flow forecasts, and recent private equity transactions of this privately held company in assessing impairment. Future earnings would be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future write down in the carrying amount of this investment to recognize an impairment loss due to an other than temporary decline in the value of the investment.

The Company made a series of investments in Campus Pipeline, Inc., which have a carrying amount of zero. The Company has determined that it does not control Campus Pipeline, therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

Goodwill and Intangible Assets:
The Company evaluates goodwill and other intangibles for potential impairment on an annual basis unless circumstances indicate the need for impairment testing between the annual tests. The judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of the Company's reporting segments. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make valuation assumptions to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges which could have a material adverse impact on the Company's financial condition and results of operations.

Deferred Taxes:
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Divestiture:
The Company has accrued for the estimated loss on the sale of the MDS business and the net losses through the anticipated close date of the sale transaction. The Company estimated future results of operations of the MDS business and the expected close date in determining the required reserve. It is possible that the actual results could differ from these related estimates due to uncertain market conditions and/or a possible change in the anticipated close date.

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

The success of these investments and strategic alliances depends upon: (i) the ability of the Company and its alliance members to meet development and implementation schedules for products and to enhance the products over time,
(ii) the market acceptance of the products, (iii) the Company's ability to integrate the alliance members' products with the Company's products cost-effectively and on a timely basis, and (iv) the ability of the Company's alliance members to achieve their financial goals.

Certain of the Company's contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients that represent a substantial portion of the Company's revenues were to invoke the fiscal funding provisions of their contracts, the Company's results of operations would be adversely affected.

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

In the second quarter of fiscal year 2002, the Company acquired the Sallie Mae student information systems business and Applied Business Technologies, Inc. ("ABT"). These acquisitions were entered into to increase the Company's opportunities in the higher education market. The success of these acquisitions depends upon: (i) the Company's ability to integrate the acquired products and operations with the Company's products and operations cost-effectively and on a timely basis, (ii) the Company's ability to complete development of and enhance the products acquired efficiently and cost effectively, and (iii) the market acceptance of the products.

In the second quarter of fiscal year 2002, the Company signed a definitive agreement to sell the process manufacturing business to High Process Technology, Inc., a newly formed portfolio company of Golden Gate Capital and Parallax Capital Partners for $13.2 million in cash, subject to adjustment based on the net book value of the assets at closing. The Company could receive up to an additional $3 million based upon the new company achieving specified revenue targets over the next three years. The consummation of the transaction is subject to certain closing conditions and required approvals. The success of this pending sale depends on the ability of the Company and the acquirers of the business to satisfy the closing conditions and obtain the necessary approvals to consummate the sale of the process manufacturing business.

Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions; the success of the Company' new business model; the success of the Company's long-term strategy; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; the Company's ability to complete fixed-price contracts profitably; and the Company's ability to generate capital gains sufficient to offset the capital losses that are expected to be realized upon the disposition of the investments held by the Company for which the carrying value has been reduced for financial reporting purposes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in quantitative or qualitative disclosures for fiscal year 2002. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 2001.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II



Item 1.  Legal Proceedings

The Company from time to time is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.




Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 22, 2002, Allen
R. Freedman was reelected as a director of the Company and Eric Haskell was elected as a director of the Company, each for a term expiring at the Company's 2005 Annual Meeting of Shareholders. There were 26,013,354 votes cast in favor of the election of Mr. Freedman and 787,018 votes were withheld, and there were 24,279,404 votes cast in favor of the election of Mr. Haskell and 2,520,968 votes were withheld.




Item 6 (a).  Exhibits


Exhibit 10.1 Ninth Amendment and Modification to Credit Agreement dated as of February 19, 2002, among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A.

Exhibit 10.2    Form of Executive Severance Agreement.



Item 6 (b).   Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 11, 2002, to announce the January 3, 2002, retirement of Michael J. Emmi as Chairman of the Board, President, and Chief Executive Officer of the Company.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 05/14/02                 /s/  Eric Haskell
                         --------------------------------
                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer