Form 10-Q
period 2002-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2002-08-14
CIK 707606

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                               Form 10-Q

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2002 or

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

33,432,091 Common shares, $.01 par value, as of August 5, 2002





               Page 1 of 28 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 2002 and September 30, 2001

     Condensed Consolidated Statements of Operations -
        Three Months Ended June 30, 2002 and 2001

     Condensed Consolidated Statements of Operations -
        Nine Months Ended June 30, 2002 and 2001

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 2002 and 2001

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

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                June 30,      September 30,
                                                  2002            2001
                                               (UNAUDITED)       (NOTE)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $ 33,142        $101,475
   Short-term investments, including
      accrued interest of $776 and $327           82,732          62,854
   Receivables, including $39,477
      and $25,779 of earned revenues
      in excess of billings, net of
      allowance for doubtful accounts
      of $5,194 and $5,528                        79,604          65,541
   Prepaid expenses and other receivables         35,993          17,108
                                                --------        --------
              TOTAL CURRENT ASSETS               231,471         246,978

PROPERTY AND EQUIPMENT--at cost, net
   of accumulated depreciation                    27,440          31,295

CAPITALIZED COMPUTER SOFTWARE COSTS,
   net of accumulated amortization                 5,057           7,045

GOODWILL, net of accumulated amortization         28,535           2,340

INTANGIBLE ASSETS, net of accumulated
   amortization                                    9,080           1,219

OTHER ASSETS AND DEFERRED CHARGES                 19,703          28,892

NET ASSETS OF DISCONTINUED OPERATIONS             31,772          49,622
                                                --------        --------
TOTAL ASSETS                                    $353,058        $367,391
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 2001, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)


                                               June 30,       September 30,
                                                 2002             2001
                                              (UNAUDITED)        (NOTE)

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  6,257        $  6,748
   Current portion of long-term debt               2,260           2,771
   Income taxes payable                              598           7,697
   Accrued expenses                               36,476          34,650
   Deferred revenue                               12,784          15,657
                                                --------        --------
              TOTAL CURRENT LIABILITIES           58,375          67,523

LONG-TERM DEBT, less current portion              74,723          74,723
OTHER LONG-TERM LIABILITIES                        2,911           3,748

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per
      share--authorized 3,000 shares,
      none issued                                     --              --
   Common stock, par value $.01 per share--
      authorized 100,000 shares, issued
      38,021 and 37,634 shares                       380             376
   Capital in excess of par value                125,136         120,040
   Retained earnings                             116,592         126,697
   Accumulated other comprehensive loss             (516)           (340)
                                                --------        --------
                                                 241,592         246,773
Less
   Held in treasury, 4,597 and 4,630 common
      shares--at cost                            (24,543)        (24,876)
   Notes receivable from stockholders                 --            (500)
                                                --------        --------
                                                 217,049         221,397
                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $353,058        $367,391
                                                ========        ========





Note: The condensed consolidated balance sheet at September 30, 2001, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)
                                                For the Three Months Ended
                                                         June 30,
                                                   2002            2001
Revenues:
 Outsourcing services                           $  8,172        $ 10,049
 Software sales and commissions                   10,871          11,922
 Maintenance and enhancements                     20,190          19,860
 Software services                                21,658          16,708
 Interest and other income                           517           1,092
                                                --------        --------
                                                  61,408          59,631
Expenses:
 Cost of outsourcing services                      6,836           7,520
 Cost of software sales, commissions,
   maintenance and enhancements                   13,350          13,828
 Cost of software services                        17,598          13,134
 Selling, general and administrative              16,767          13,823
 Asset impairment charge                           5,425              --
 Retirement and restructuring charges                 --           2,485
 Interest expense                                  1,064           1,048
                                                --------        --------
                                                  61,040          51,838
Income from continuing operations
   before income taxes                               368           7,793
Provision for income taxes                           527           3,358
                                                --------        --------
Income (loss) from continuing operations            (159)          4,435

Discontinued operations:
  Loss from discontinued operations,
    adjusted for applicable benefit
    for income taxes of $616 and $2,336             (265)         (3,826)

  Gain (loss) on sale of discontinued
    operations, net of income tax
    provision (benefit) of ($9) and $13,111          (15)         20,155
                                                --------        --------
Income (loss) from discontinued operations          (280)         16,329
                                                --------        --------
Net income (loss)                               $   (439)       $ 20,764
                                                ========        ========

Income (loss) from continuing operations:
    per common share                              ($0.00)          $0.13
    per share -- assuming dilution                ($0.00)          $0.13

Income (loss) from discontinued operations:
    per common share                              ($0.01)          $0.50
    per share -- assuming dilution                ($0.01)          $0.49

Net income (loss):
    per common share                              ($0.01)          $0.63
    per share -- assuming dilution                ($0.01)          $0.63

Common shares and equivalents outstanding:
   Average common shares                          33,323          32,868
   Average common shares -- assuming dilution     33,323          33,042

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)
                                                For the Nine Months Ended
                                                         June 30,
                                                   2002            2001
Revenues:
 Outsourcing services                           $ 24,875        $ 30,077
 Software sales and commissions                   23,840          22,492
 Maintenance and enhancements                     61,171          53,375
 Software services                                57,789          46,282
 Interest and other income                         3,231           3,665
                                                --------        --------
                                                 170,906         155,891
Expenses:
 Cost of outsourcing services                     19,788          23,125
 Cost of software sales, commissions,
   maintenance and enhancements                   39,947          35,556
 Cost of software services                        47,435          36,618
 Selling, general and administrative              45,939          42,888
 Asset impairment charge                           5,425           7,831
 Retirement and restructuring charges              4,874           2,485
 Interest expense                                  3,157           3,151
                                                --------        --------
                                                 166,565         151,654
Income from continuing operations
   before income taxes                             4,341           4,237
Provision for income taxes                         2,096           1,941
                                                --------        --------
Income from continuing operations                  2,245           2,296

Discontinued operations:
  Loss from discontinued operations,
    adjusted for applicable benefit
    for income taxes of $1,845 and $6,457         (5,293)        (10,900)

  Gain (loss) on sale of discontinued
    operations, net of income tax provision
    (benefit) of ($3,455) and $13,111             (7,057)         20,155
                                                --------        --------
Income (loss) from discontinued operations       (12,350)          9,255
                                                --------        --------
Net income (loss)                               $(10,105)       $ 11,551
                                                ========        ========

Income from continuing operations:
    per common share                               $0.07           $0.07
    per share -- assuming dilution                 $0.07           $0.07

Income (loss) from discontinued operations:
    per common share                              ($0.37)          $0.28
    per share -- assuming dilution                ($0.37)          $0.28

Net income (loss):
    per common share                              ($0.30)          $0.35
    per share -- assuming dilution                ($0.30)          $0.35

Common shares and equivalents outstanding:
   Average common shares                          33,173          32,803
   Average common shares -- assuming dilution     33,639          33,240

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)
                                                For the Nine Months Ended
                                                         June 30,
                                                   2002            2001

OPERATING ACTIVITIES
Net income (loss)                               $(10,105)       $ 11,551
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Asset impairment charge                         5,425           7,831
   Loss (gain) on sale of discontinued
      operations                                   7,057         (20,155)
   WebCT commission income                            --          (2,700)
   Depreciation and amortization                  16,010          21,073
   Provision for doubtful accounts                 1,813           2,677
   Deferred tax benefit                           (1,504)        (15,423)
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables          (7,708)          3,313
      (Increase) decrease in other current
         assets, principally prepaid expenses    (16,486)          6,280
      Decrease in accounts payable                (2,373)            (49)
      Increase (decrease) in income taxes
         payable                                  (7,099)          2,249
      Decrease in accrued expenses                (6,592)           (416)
      Decrease in deferred revenue                (9,320)         (8,550)
      (Increase) decrease in other operating
         assets and deferred charges               3,476            (179)
                                                --------        --------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                          (27,406)          7,502

INVESTING ACTIVITIES
Purchase of property and equipment                  (787)         (7,750)
Capitalized computer software costs                 (770)           (754)
Purchase of investments available for sale       (85,232)        (31,453)
Proceeds from sale or maturity of
   investments available for sale                 65,771          27,503
Proceeds from sale of discontinued operations     10,476          85,000
Purchase of businesses, net of cash acquired     (33,499)         (3,009)
                                                --------        --------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                          (44,041)         69,537

FINANCING ACTIVITIES
Repayment of borrowings                             (511)           (528)
Issuance (repurchase) of Company stock               333             (71)
Decrease in notes receivable from stockholders       500             110
Proceeds from exercise of stock options            2,792           1,969
                                                --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          3,114           1,480

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS   (68,333)         78,519
CASH & CASH EQUIVALENTS--BEGINNING OF PERIOD     101,475          49,155
                                                --------        --------
CASH & CASH EQUIVALENTS--END OF PERIOD          $ 33,142        $127,674
                                                ========        ========

SUPPLEMENTAL INFORMATION Noncash investing and financing activities:
  Purchase of businesses -- noncash portion   $       --        $    500
  Conversion of subordinated debentures into
     common stock                                     --              27

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, except for the retirement and restructuring charges and the asset impairment charges in fiscal years 2002 and 2001) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. During the quarter ended June 30, 2002, the Company completed the sale of the Global Manufacturing & Distribution Solutions (MDS) business and announced the discontinuation of the Global Energy and Utilities Solutions (EUS) business. The MDS and EUS businesses are accounted for as discontinued operations, and accordingly, amounts in the consolidated balance sheets and statements of operations and related notes for all periods presented have been restated to reflect discontinued operations accounting. Operating results for the three and nine-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

Prior year information has been reclassified to reflect certain reimbursed out-of-pocket expenses as revenue and expense.


NOTE B--CASH AND SHORT-TERM INVESTMENTS
(in thousands)

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the date of purchase.

Short-term investments consist of corporate and municipal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At June 30, 2002, the portfolio of securities has been classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as a current asset.

Short-term investments at June 30, 2002, are comprised of:

State and municipal securities            $  36,440
Corporate securities                         46,292
                                          ---------
                                          $  82,732

The contractual maturities of short-term investments held as of June 30, 2002, are:

Due in one year or less                   $  36,950
Due after one year through four years        45,782
                                          ---------
                                          $  82,732

NOTE C--LONG-TERM INVESTMENTS
The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments discussed below. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. During the third quarter of fiscal year 2002, the Company recorded asset impairment charges of $5.4 million against its aggregate investment, further reducing the carrying value of the investment in WebCT to $4.0 million, which is included in other assets and deferred charges in the consolidated balance sheet. At June 30, 2002, the Company owns approximately 11% of the voting shares of WebCT.

The Company made a series of investments in Campus Pipeline, Inc. As of June 30, 2002, the Company held an approximately 57% interest in the common stock of this affiliate, with a carrying amount of zero. The Company has determined that it does not control Campus Pipeline because there are fully voting convertible preferred shares outstanding that lower the Company's voting interest to approximately 42%. Therefore, the Company accounts for its investment using the equity method of accounting. The Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.


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

In connection with Mr. Emmi's retirement, he received a compensation package including a reduction of indebtednesses, the continuation of Mr. Emmi's life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to Mr. Emmi of life insurance policies covering Mr. Emmi, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. At June 30, 2002, $0.7 million of the accrual remains. The Company may pay an additional amount to Mr. Emmi if certain strategic corporate objectives established by the Board before Mr. Emmi's termination are achieved on or before December 31, 2002.

Also, during the quarter ended March 31, 2002, the Company implemented a plan for restructuring, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During the quarter, the Company recorded a charge of $1.3 million related to severance payments and disposition of assets. At June 30, 2002, $0.4 million of the accrual remains. In January 2002, the Company terminated approximately 40 employees engaged primarily in development, special-programs, and sales functions.

During the third quarter of fiscal year 2001, the Company implemented restructuring actions that were considered necessary to improve the Company's performance. The restructuring plan included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. During the quarter ended June 30, 2001, the Company accrued $2.0 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of June 30, 2002, $0.2 million of this accrual remains. In May and June 2001, the Company terminated approximately 80 employees engaged primarily in marketing, administrative, special-programs, and development functions.

NOTE E--ACQUISITIONS
Effective January 10, 2002, the Company acquired USA Education, Inc.'s (commonly known as Sallie Mae) student information systems business (the business) for the higher education market. Under the terms of the agreement, the Company acquired Sallie Mae's Exeter Student Suite and Perkins/Campus Loan Management product lines and related resources based in Cambridge, MA for approximately $15.5 million cash. If the business achieves certain predetermined criteria during the remainder of fiscal year 2002, the Company will make an additional cash payment of up to $2.0 million at September 30, 2002. This payment will be classified as intangible assets on the Company's balance sheet. In addition, the Company could make further cash payments of up to $5.3 million over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. These payments will be treated as additional consideration and will likely increase the amount recorded as goodwill. The Company recorded goodwill of $11.5 million related to the acquisition, all of which is deductible for tax purposes. Included in goodwill is $1.3 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $3.4 million of purchased software and $0.8 million of other intangibles. The weighted-average amortization period is 6.0 years, 5.0 years for purchased software and 10.0 years for other intangibles. The Company purchased the business to increase its market opportunities in the higher education market. The product lines purchased include an Oracle-based set of solutions and technology, certain components of which are expected to be integrated into the Company's higher education product lines. The purchased product lines also include a Microsoft-based solution that is under development and when completed, will allow clients a technology choice.

In February 2002, the Company acquired the capital stock of Applied Business Technologies, Inc. (ABT) for $16.8 million cash. The products acquired include ABT's PowerCAMPUS, IQ.Web and PocketCAMPUS Mobile applications, as well as related resources in Newtown Square, PA and their customer base. The Company recorded goodwill of $14.7 million related to the acquisition, of which $4.5 million is deductible for tax purposes. Included in goodwill is $0.5 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $2.8 million of purchased software and $1.8 million of other intangibles. The weighted-average amortization period is 6.1 years, 5.0 years for purchased software and 9.5 years for other intangibles. The completion of this transaction provides the Company with an expanded market share in small to mid-sized institutions (enrollment under 2,500). It also allows the Company to expand its current technology offerings in higher education to institutions that have a preference for Microsoft, which provides a technology that is both affordable and easy to manage.

NOTE F--DIVESTITURES
(in thousands)

The Company previously announced that it had signed a letter of intent for the sale of the Global Energy and Utilities Solutions (EUS) business. The letter of intent and negotiations with the party who signed the letter of intent have terminated. The Company is continuing in its efforts to sell the EUS business and the EUS business is treated as a discontinued operation in the consolidated statements of operations. The Company expects to recognize a gain on the sale of the EUS business. The prior year consolidated statements of operations and balance sheet have been restated to present EUS as a discontinued operation. For business segment reporting, EUS was previously reported as a separate segment. Revenues from the EUS business were $19,613 and $21,664 for the three-month periods ending June 30, 2002 and 2001, respectively. EUS revenues for the nine-month periods ending June 30, 2002 and 2001 were $58,346 and $72,092, respectively. The net assets of discontinued operations at September 30, 2001, were $29,676. Net assets of the discontinued operation were $31,772 as of June 30, 2002, comprised of the following:

      Accounts receivable                                       $ 14,955
      Prepaid expenses and other receivables                       2,258
      Property and equipment                                      15,781
      Capitalized computer software costs                          4,065
      Goodwill                                                     1,056
      Intangible assets                                            2,051
      Other & deferred charges                                     1,506
      Current liabilities                                         (9,900)

          Net Assets of Discontinued Operations                  $31,772


On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions (MDS) business to Agilisys International Limited, a company organized under the laws of the Cayman Islands, pursuant to an Asset Purchase Agreement dated April 10, 2002. As of the end of the second quarter of fiscal year 2002, the Company had declared MDS a discontinued business; the results of MDS have been reported separately as discontinued operations in the consolidated statements of operations. The prior year consolidated statements of operations and balance sheet have been restated to present MDS as a discontinued operation. For business segment reporting, MDS was previously reported as a separate segment. The Company agreed to sell substantially all of the assets of MDS for $13,200 in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds received by the Company were $10,476. The proceeds are subject to further adjustment based upon the preparation of a closing date balance sheet. The Company could receive up to an additional $3,000 based upon the new company achieving specified revenue targets over the next three years. The Company recorded a pretax loss of $10,512 on the sale, which net of a $3,455 tax benefit produced a net loss of $7,057. Revenues from the MDS business were $4,485 and $13,098 for the two-month period ending May 31, 2002 and the three-month period ending June 30, 2001, respectively. MDS revenues for the eight-month period ending May 31, 2002 and the nine-month period ending June 30, 2001 were $22,126 and $39,154, respectively. The loss from discontinued operations, net of taxes, for the year-to-date 2002 and 2001 periods were $4,385 and $8,182, respectively. The net assets of discontinued operations at September 30, 2001, were $19,946.

NOTE G--EARNINGS PER SHARE
(in thousands, except per share amounts)

A reconciliation of the numerators and the denominators of earnings per common share and per share -- assuming dilution follows:

                                    For the Three Months  For the Nine Months
                                        Ended June 30,       Ended June 30,
                                        2002      2001       2002       2001
Numerator:
Income (loss) from continuing
  operations available to
  common stockholders                $  (159)  $ 4,435   $  2,245    $ 2,296

Discontinued operations:
  Income (loss) from discontinued
  operations, net of income taxes       (280)   16,329    (12,350)     9,255
                                      ------    ------    -------     ------

Net income (loss) available
  to common stockholders             $  (439)  $20,764   $(10,105)   $11,551
                                    ========  ========   ========   ========

Denominator:
Weighted average common shares        33,323    32,868     33,173     32,803

Effect of dilutive securities:
  Employee stock options                  --       174        466        437
                                     -------   -------    -------    -------

Weighted average common shares
  -- assuming dilution                33,323    33,042     33,639     33,240
                                     =======   =======    =======    =======

Income (loss) from continuing
   operations
    per common share                  ($0.00)    $0.13      $0.07      $0.07
    per share -- assuming dilution    ($0.00)    $0.13      $0.07      $0.07

Income (loss) from discontinued
   operations
    per common share                  ($0.01)    $0.50     ($0.37)     $0.28
    per share -- assuming dilution    ($0.01)    $0.49     ($0.37)     $0.28

Net income (loss)
    per common share                  ($0.01)    $0.63     ($0.30)     $0.35
    per share -- assuming dilution    ($0.01)    $0.63     ($0.30)     $0.35

Potentially dilutive securities with an anti-dilutive effect (stock options in the fiscal year 2002 three-month period and convertible debt in all periods presented) are not included in the above calculation.

NOTE H--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the nine months ended June 30, 2002 and 2001, were approximately $20.8 million and $18.8 million, respectively, all of which were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $2.0 million and $2.1 million, respectively.


NOTE I--BUSINESS SEGMENTS
As a result of the discontinuation of the Global Energy and Utilities Solutions business at the end of third quarter of fiscal year 2002 and the sale of the Global Manufacturing & Distribution Solutions business on May 31, 2002, the Company currently has one reportable segment: Global Education Solutions (GES). The financial statements presented above, exclusive of discontinued operations, reflect the operations of the Global Education Solutions business.


NOTE J--COMPREHENSIVE INCOME
(in thousands)

                                       Three Months            Nine Months
                                      Ended June 30,          Ended June 30,
                                     2002       2001         2002       2001

Net income (loss)                   ($439)   $20,764     ($10,105)   $11,551
   Foreign currency translation
      adjustment                      334         31          191         24
   Unrealized gain (loss) on
      marketable securities          (293)       (44)        (367)        12
                                 --------   --------      -------    -------
Other comprehensive income (loss)      41        (13)        (176)        36
                                 --------   --------      -------    -------
Total Comprehensive Income (Loss)   ($398)   $20,751     ($10,281)   $11,587


NOTE K--GOODWILL AND INTANGIBLE ASSETS
(in thousands, except per share amounts)

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will instead be carried at its book value as of October 1, 2001, and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized.

The Company's goodwill was $28,535 and $2,340 at June 30, 2002, and September 30, 2001, respectively. The increase in goodwill at June 30, 2002, is primarily the result of the Sallie Mae and ABT acquisitions (see Note E). The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will be required to test the value of its goodwill at least annually. The following table sets forth the Company's amortized and unamortized intangible assets at the periods indicated:

                                 June 30, 2002          September 30, 2001
                               Gross                     Gross
                            Carrying   Accumulated    Carrying   Accumulated
                              Amount  Amortization      Amount  Amortization
Amortized intangible assets:
Purchased software             10,462       (4,382)      4,284        (4,064)
Covenants-not-to-compete        6,065       (5,512)      6,000        (5,000)
Customer relationships          1,652          (69)         --            --
                             --------    ---------    --------     ---------
                             $ 18,179    $  (9,963)   $ 10,284     $  (9,064)

Unamortized intangible assets:
Trademarks                        865                       --
                             --------                 --------
                             $    865                 $     --


Estimated amortization expense for amortized intangible assets for the next five fiscal years ending September 30, are as follows:
          Fiscal Year
             2002                    $ 1,289
             2003                      1,840
             2004                      1,413
             2005                      1,401
             2006                      1,401
          thereafter                   1,772
                                     -------
            Total                    $ 9,116

Amortization expense on intangible assets was $899 and $610 for the nine months ended June 30, 2002 and 2001, respectively.

The following table discloses the effect on net income and earnings per share of excluding amortization expense related to goodwill, which was recognized in the three and nine months ended June 30, 2001, as if such goodwill had been recognized in accordance with SFAS 142.

                                  For the Three Months    For the Nine Months
                                     Ended June 30,           Ended June 30,
                                    2002        2001         2002       2001
Reported net income (loss)         ($439)    $20,764     ($10,105)   $11,551
Plus: goodwill amortization,
   net of taxes                       --          33           --         99
                                 -------     -------      -------    -------
Adjusted net income (loss)         ($439)    $20,797     ($10,105)   $11,650

Per common share:
Net income (loss)                 ($0.01)      $0.63       ($0.30)     $0.35
Goodwill amortization                 --       $0.00           --      $0.00
                                  ------       -----       ------      -----
Adjusted net income (loss)        ($0.01)      $0.63       ($0.30)     $0.35

Per share -- assuming dilution:
Net income (loss)                 ($0.01)      $0.63       ($0.30)     $0.35
Goodwill amortization                 --       $0.00           --      $0.00
                                  ------       -----       ------      -----
Adjusted net income (loss)        ($0.01)      $0.63       ($0.30)     $0.35

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. The following discussion excludes the results of the Global Energy and Utilities Solutions (EUS), Global Manufacturing & Distribution Solutions (MDS), and Global Government Solutions (GGS) businesses as they have been reclassified as discontinued operations in the fiscal year 2002 and 2001 periods.

RESULTS OF OPERATIONS
The following table sets forth: (i) income statement items as a percentage of total revenues and (ii) the percentage change for each item from the prior-year comparative period.
                                  % of Total Revenues        % Change from
                                                               Prior Year
                                     Three        Nine    Three Mos. Nine Mos.
                                  Mos. Ended   Mos. Ended   Ended     Ended
                                   June 30,     June 30,   June 30   June 30
                                  2002  2001   2002  2001
Revenues:
Outsourcing services               13%   17%    14%   19%     (19%)     (17%)
Software sales and commissions     18%   20%    14%   15%      (9%)       6%
Maintenance and enhancements       33%   33%    36%   34%       2%       15%
Software services                  35%   28%    34%   30%      30%       25%
Interest and other income           1%    2%     2%    2%     (53%)     (12%)
                                  ----  ----   ----  ----
Total                             100%  100%   100%  100%       3%       10%

Expenses:
Cost of services, software sales,
   commissions, and maintenance
   and enhancements                61%   58%    63%   61%      10%       12%
Selling, general and
   administrative                  27%   23%    27%   27%      21%        7%
Asset impairment charge             9%   --      3%    5%      --       (31%)
Retirement and restructuring
   charges                         --     4%     3%    2%    (100%)      96%
Interest expense                    2%    2%     2%    2%       2%       --
Income from continuing
   operations before income taxes   1%   13%     2%    3%     (95%)       2%


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

                                      Three Months          Nine Months
                                     Ended June 30,        Ended June 30,
                                      2002   2001           2002   2001
Gross Profit:
   Outsourcing services                16%    25%            20%    23%
   Software sales and maintenance
      and enhancements                 57%    56%            53%    53%
   Software services                   19%    21%            18%    21%
                                       ---    ---            ---    ---
   Total                               38%    41%            36%    37%

Revenues:
Outsourcing services revenue decreased 19% and 17% in the third quarter and first nine months of fiscal year 2002 compared with the prior-year periods. These decreases are primarily the result of the completion of contracts at the end of the third quarter of fiscal year 2001 and the completion of a contract at the end of the second quarter of fiscal year 2002.

Software sales and commissions decreased 9% in the third quarter of fiscal year 2002 compared to the prior-year period. The decrease is the result of third quarter fiscal year 2001 commission revenue of $2.7 million in shares of WebCT, earned by licensing to schools with cumulative enrollments totaling one million students; the third quarter of fiscal year 2002 had no such commissions. This decrease is offset by license fee increases from the ABT acquisition in the February 2002. In the first nine months of fiscal year 2002, software sales and commissions revenue increased 6% compared to the prior-year period due to increases in traditional license fees and the results of the ABT acquisition.

The 15% increase in maintenance and enhancements revenue in the first nine months of fiscal year 2002 compared with the prior year period was the result of the Company's growing installed base of clients. The Company continues to experience a high annual renewal rate on existing maintenance contracts in this market, although there can be no assurances that this will continue. Revenues from the Company's users' group meeting are included in maintenance and enhancement revenue in the period in which the meeting is held. The users' group meeting was held in the second quarter of fiscal year 2002 and in the third quarter of fiscal year 2001. The change in the timing of the users' group meeting resulted in a lower increase in the maintenance and enhancement revenue in the third quarter of fiscal year 2002 compared with the prior year period.

Software services revenue increased 30% and 25% in the third quarter and first nine months of fiscal year 2002 compared with the prior-year periods. The increases are primarily the result of (i) increased implementation and integration services provided to the Company's traditional clients and (ii) new services business as a result of the ABT and Sallie Mae acquisitions in the second quarter of fiscal year 2002.

Gross Profit:
Gross profit decreased as a percentage of total revenue (excluding interest and other income) from 41% for the third quarter of fiscal year 2001 to 38% for the third quarter of fiscal year 2002. For the nine-month periods ending June 30, gross profit as a percentage of revenue decreased from 37% in 2001 to 36% in 2002. In the three and nine-month periods, the outsourcing services gross profit percentage decreased primarily as a result of (i) the completion of contracts with higher than average margins at the end of the third quarter of fiscal year 2001 and (ii) additional costs provided for potential issues on a contract that was completed at the end of the second quarter of fiscal year 2002. These decreases were partially offset by contract renewals and additional business on existing contracts. The software sales, commissions, maintenance, and enhancements gross profit percentage remained relatively consistent over the three and nine-month periods of fiscal 2002 compared with fiscal 2001. The software services margins decreased in the three and nine-month periods ending June 30, 2002, compared with the prior-year periods primarily as a result of an accrual recorded in the third quarter for a decline in profitability of a contract and lower margins on software services in connection with the Company's new businesses acquired in the second quarter 2002.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased 21% and 7% in the third quarter and first nine months of fiscal year 2002 compared with the prior-year periods primarily as a result of increased sales commissions on professional services contracts signed during the third quarter of fiscal year 2002.

Retirement, Restructuring, and Asset Impairment Charges:
In the second quarter of fiscal year 2002, the Company recognized retirement and restructuring charges of $4.8 million. The charge was comprised of $3.5 million for the retirement compensation package of the Company's former President, Chief Executive Officer, and Chairman of the Board of Directors and $1.3 million related to actions to reduce the workforce, discontinue non-critical programs, and consolidate certain facilities. At June 30, 2002, $1.1 million of the $4.8 million accrual remains.

In the third quarter of fiscal year 2002 and the second quarter of fiscal year 2001, the Company reduced the carrying value of its long-term investment in WebCT as a result of impairments that were deemed other than temporary. The Company recognized an asset impairment charge of $5.4 million in fiscal year 2002 and $7.8 million in fiscal year 2001, reducing the carrying value of the investment in WebCT to $4.0 million. Future earnings would be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date.

Income from continuing operations before income taxes was $4.3 million for the nine months ended June 30, 2002, compared with $4.2 million in the fiscal year 2001 period. The provision for income taxes was $2.1 million in the current period compared to $1.9 million in the year-ago period. The effective tax rate on income from continuing operations in the fiscal year 2002 provision does not reflect the customary relationship between income before income taxes and tax expense principally due to the effects of state income and local taxes and the limitations of the research and development tax credit.

Loss from discontinued operations before income taxes was $7.1 million for the nine months ended June 30, 2002, compared with $17.4 million in the fiscal year 2001 period. The benefit for income taxes was $1.8 million in the current period compared to $6.5 million in the prior-year period. The effective tax rate on the loss from discontinued operations in the fiscal year 2002 benefit does not reflect the customary relationship between the loss from discontinued operations and tax benefit principally due to not recording a tax benefit for losses related to the Company's foreign operations.

Discontinued Operations:
On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions (MDS) business to Agilisys International Limited, pursuant to an Asset Purchase Agreement dated April 10, 2002. As of the end of the second quarter of fiscal year 2002, the Company had declared MDS a discontinued business; the results of MDS have been reported separately as discontinued operations in the consolidated statements of operations. The Company agreed to sell substantially all of the assets of MDS for $13.2 million in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds of the Company were $10.5 million. The proceeds are subject to further adjustment based upon the preparation of a closing date balance sheet. This adjustment is not expected to be material. The Company could receive up to an additional $3.0 million based upon the new company achieving specified revenue targets over the next three years. The Company recorded a pretax loss of $10.5 million on the sale, which net of a $3.4 million tax benefit produced a net loss of $7.1 million. The prior year consolidated statements of operations and balance sheet have been restated to present MDS as a discontinued operation. For business segment reporting, MDS was previously reported as a separate segment.

The Company previously announced that it had signed a letter of intent for the sale of the Global Energy and Utilities Solutions (EUS) business. The letter of intent and negotiations with the party who signed the letter of intent have terminated. The Company is continuing in its efforts to sell the EUS business and the EUS business is treated as a discontinued operation in the consolidated statements of operations. The Company expects to recognize a gain on the sale of the EUS business. The prior year consolidated statements of operations and balance sheet have been restated to present EUS as a discontinued operation. For business segment reporting, EUS was previously reported as a separate segment.

The EUS business has a purchase commitment with Enlogix CIS L.P. to purchase development expertise in the form of labor hours, which the business is utilizing in its development efforts. The purchase commitment extends through December 22, 2005. During the remainder of the term of the commitment, the business will purchase approximately $4 million of labor hours at agreed upon labor rates, which approximate the Company's labor rates.


LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

The following discussion of cash flow activity is based upon historical information and the statement of cash flows for the fiscal year 2002 period does not present the MDS and EUS businesses as discontinued operations and the fiscal year 2001 period does not present the Global Government Solutions business, which was sold on June 29, 2001, as a discontinued operation.

The Company's cash and short-term investments balance was $115.9 million and $164.3 million as of June 30, 2002, and September 30, 2001, respectively. The cash balances decreased as a result of cash used in operations and investing activities discussed below. The Company anticipates using its cash and short-term investments balance to fund future growth through various means, including strategic alliances and acquisitions, and development of additional service offerings.

Cash used in operating activities was $27.4 million for the first nine months of fiscal year 2002, compared with cash provided of $7.5 million for the prior-year period. The primary uses of cash in the fiscal year 2002 period were increased other current assets, primarily prepaid income taxes, and increased accounts receivable. The Company made estimated income tax payments throughout the fiscal year 2002 period based on the total fiscal year 2002 estimated income, which has exceeded actual income to date. The increases in accounts receivable at June 30, 2002, compared to September 30, 2001, are primarily the result of increased revenues and the timing of billings on software licenses. Cash expenditures for the first nine months of fiscal year 2002 related to retirement and restructuring charges (which are included in operating activities) were approximately $5.2 million, and are expected to be approximately $0.1 million for the remainder of fiscal year 2002 and $1.2 million in total for all subsequent years, principally for severance and facility costs.

Cash used in investing activities was $44.0 million for the first nine months of fiscal year 2002 compared with cash provided of $69.5 million for the fiscal year 2001 nine-month period. In the fiscal year 2002 period, cash of $33.0 million was used in the purchase of Sallie Mae's student information systems business and Applied Business Technologies, Inc. in January and February 2002. If the Sallie Mae acquired business achieves certain predetermined criteria during the remainder of fiscal year 2002, the Company will make an additional cash payment of up to $2.0 million at September 30, 2002. Additional cash payments of up to $5.3 million could be required of the Company over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. Additionally, cash was used in the purchase of investments using the available cash balances from September 30, 2001. Purchases of property and equipment have been curtailed in fiscal year 2002 as a result of continuing cost containment measures. Fiscal year 2002 total property and equipment purchases are expected to remain below fiscal year 2001 levels. Cash of $10.5 million was provided by the sale of the MDS business on May 31, 2002. The primary source of cash in the nine months ended June 30, 2001, was the sale of the GGS business.

The $3.1 million and $1.4 million in cash provided by financing activities for the first nine months of fiscal year 2002 and 2001, respectively, consists primarily of proceeds from the exercises of stock options.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2004 and includes optional annual renewals. There were no borrowings outstanding at June 30, 2002, or September 30, 2001. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At June 30, 2002, the Company had $0.6 million of letters of credit outstanding and $29.4 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at June 30, 2002, is $74.7 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for the fiscal year 2002 and 2001 periods and therefore are not included in the denominators for income
(loss) from continuing operations per share -- assuming dilution, income (loss) from discontinued operations per share -- assuming dilution, or net income
(loss) per share -- assuming dilution for these periods.

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

Software services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the percentage-of-completion method. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

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

Long-Term Investments:
The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments. The Company recorded asset impairment charges of $5.4 million and $7.8 million in the third quarter of fiscal year 2002 and the second quarter of fiscal year 2001, respectively. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. Future earnings would be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future write down in the carrying amount of this investment to recognize an impairment loss due to an other than temporary decline in the value of the investment.

In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT; however, the Company has not recorded any additional revenue as a result of this agreement.

The Company made a series of investments in Campus Pipeline, Inc., which have a carrying amount of zero. As a result of fully voting convertible preferred shares outstanding, the Company has determined that it does not control Campus Pipeline. Therefore, the Company accounts for its investment using the equity method of accounting. The convertible preferred shares have liquidation preferences, which would make realization by the Company at today's market values unlikely. Additionally, the Company will not record any additional future losses of Campus Pipeline and will not record any future earnings until the cumulative, unrecorded losses are offset.

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

Divestiture:
The Company previously announced that it had signed a letter of intent for the sale of the Global Energy and Utilities Solutions (EUS) business. The letter of intent and negotiations with the party who signed the letter of intent have terminated. The Company is continuing in its efforts to sell the EUS business and the EUS business is treated as a discontinued operation in the consolidated statements of operations. The Company expects to recognize a gain on the sale of the EUS business. The success of the Company's efforts to sell the EUS business depends on the Company's ability to attract potential buyers, negotiate a price acceptable to the Company, and agree on terms of the sale.

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

Because a significant part of the Company's business results from software licensing, it is characterized by a high degree of operating leverage. The Company bases its expense levels, in significant part, on its expectations of future revenues. Therefore, these expense levels are relatively fixed in the short term. If software-licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase profitability or return to its historical level of profitability on a quarterly or annual basis in the future. It is, therefore, possible that in one or more future quarters, the Company's operating results will be below expectations. This would likely have an adverse effect on the price of the Company's common stock.

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

Intense competition in the markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software products, hardware products, or services. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

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

Certain of the Company's outsourcing and software services contracts may be terminated by the client for convenience. If clients that represent a substantial portion of the Company's revenues terminate for convenience, the Company's future results of operations would be adversely affected.

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

On June 29, 2001, the Company sold its Global Government Solutions business to Affiliated Computer Services, Inc., ("ACS") for $85 million in cash. The Company made certain representations and warranties to ACS under the purchase agreement, which could result in adjustments to the proceeds received. If the Company is found to have breached any of the representations and warranties contained in the purchase agreement, the Company may have to return cash proceeds and the Company's financial results could be adversely affected.

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

On May 31, 2002, the Company consummated the sale of its process manufacturing business to Agilisys International Limited, a company organized under the laws of the Cayman Islands pursuant to an Asset Purchase Agreement dated April 10, 2002. The Company agreed to sell substantially all of the assets of MDS for $13.2 million in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds received by the Company were $10.5 million. The proceeds are subject to further adjustment based upon the preparation of a closing date balance sheet. This adjustment is not expected to be material. The Company could receive up to an additional $3.0 million based upon the new company achieving specified revenue targets over the next three years.

The Company previously announced that it had signed a letter of intent for the sale of the Global Energy and Utilities Solutions (EUS) business. The letter of intent and negotiations with the party who signed the letter of intent have terminated. The Company is continuing in its efforts to sell the EUS business and the EUS business is treated as a discontinued operation in the consolidated statements of operations. The Company expects to recognize a gain on the sale of the EUS business. The success of the Company's efforts to sell the EUS business depends on the Company's ability to attract potential buyers, negotiate a price acceptable to the Company, and agree on terms of sale.

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


Item 6 (a).  Exhibits

Exhibit 10.1 Tenth Amendment and Modification to Credit Agreement dated as of May 31, 2002, among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A.

Exhibit 10.2             Form of Transaction Bonus Agreement.

Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.


Item 6 (b).   Reports on Form 8-K
On June 6, 2002, the Company filed a Current Report on Form 8-K announcing that on May 31, 2002, pursuant to an Asset Purchase Agreement dated April 10, 2002, as amended, (the "Purchase Agreement") the Company consummated the sale of its Global Manufacturing & Distribution Solutions business (the "Business") to Agilisys International Limited (the "Purchaser") and its affiliated companies. The Company agreed to sell substantially all of the assets of the business for $13.2 million in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds received by the Company were $10.5 million. The proceeds are subject to further adjustment based upon the preparation of a closing date balance sheet. Pursuant to the Royalty Agreement entered into by the Company and the Purchaser in connection with the sale of the business, the Company may receive up to an additional $3.0 million based upon the Business achieving certain specified net sales targets for each of the three years following the execution of the Purchase Agreement. The aggregate amount of consideration was determined by arms-length negotiations between the Company and Purchaser. In connection with the Purchase Agreement, the Company entered into a Non-Competition Agreement with the Purchaser and agreed not to engage, for a period of four years following the execution of the Non-Competition Agreement, in any business which, subject to certain exceptions, competes with the Business. Pursuant to the Non-Competition Agreement, for a period of two years following the execution of the Non-Competition Agreement, neither the Company nor the Purchaser, nor any of their respective affiliates, may induce or attempt to induce any employee of the other party to leave the employ of the other party or hire or solicit employment from the employees of the other party. Additionally, the Company has agreed, subject to certain exceptions, to withhold from disclosure any non-public information regarding the Business.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 08/14/02           /s/  Eric Haskell
                         --------------------------------
                         Eric Haskell
                         Senior Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer