Form 10-K
period 2002-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2002-12-23
CIK 707606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2002   Commission File No. 0-11521

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes  X   No
                                     -----    -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                                                    $427,123,896

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          33,570,917 shares at December 18, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 21, 2003 is incorporated by reference to the extent provided in Part III, Items 10-13.

                                TABLE OF CONTENTS

                                                                                                          Page
Item Number and Caption                                                                                  Number
-----------------------                                                                                  ------

PART I
------
Item 1.       Business                                                                                      1
Item 2.       Properties                                                                                   11
Item 3.       Legal Proceedings                                                                            12
Item 4.       Submission of Matters to a Vote of Security Holders                                          12


PART II
-------
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                        13
Item 6.       Selected Financial Data                                                                      14
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations        15
Item 7A       Quantitative and Qualitative Disclosures About Market Risk                                   26
Item 8.       Financial Statements and Supplementary Data                                                  27
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure         49


PART III
--------
Item 10.      Directors and Executive Officers of the Registrant                                           50
Item 11.      Executive Compensation                                                                       50
Item 12.      Security Ownership of Certain Beneficial Owners and Management                               50
Item 13.      Certain Relationships and Related Transactions                                               51
Item 14.      Controls and Procedures                                                                      51

PART IV
-------
Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                              52

                                     PART I

ITEM 1.  BUSINESS.

         Systems & Computer Technology Corporation ("SCT" or the "Company"), incorporated in Delaware in 1968, provides enterprise-wide e-education solutions that include software applications, technology and services that support an institution of higher education's administration, research and teaching requirements. SCT works collaboratively with clients and other companies to provide an e-Education Infrastructure that enables institutions of higher education to serve their constituents through a unified digital campus. SCT's e-Education Infrastructure for higher education is a strategic framework for leveraging an institution of higher education's technology, systems and services for greater operational effectiveness in teaching, learning, research and administration.

         In this regard, the Company develops, licenses, and supports a variety of enterprise software and technologies; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company's focus on one market enables it to develop and utilize a base of industry expertise to deliver products and services that reflect a thorough understanding of client requirements and industry best practices.

         As of September 30, 2002, the Company also served the energy and utilities market. However, as of June 30, 2002, the Company declared the Global Energy and Utilities Solutions ("EUS") business a discontinued operation. The Company has not sold the EUS business, but is continuing in its efforts to sell the business.

         For a portion of fiscal 2002, the Company also served the process manufacturing and distribution market. As of March 31, 2002, the Company declared the Global Manufacturing & Distributions Solutions ("MDS") business a discontinued operation. On May 31, 2002, the Company consummated the sale of the MDS business to Agilisys International Limited pursuant to an agreement dated April 10, 2002.

         In January 2002, the Company acquired USA Education, Inc.'s (commonly known as Sallie Mae) student information systems business in the form of the Exeter Student Suite and Perkins/Campus Loan Manager product lines and related resources. In February 2002, the Company acquired Applied Business Technologies, Inc. ("ABT") and its PowerCAMPUS solution, related resources and customer base. In October 2002, the Company acquired Campus Pipeline, Inc. and its Campus Pipeline and Luminis solutions, related resources and customer base. The Company had been a major stockholder of Campus Pipeline, holding approximately 59% of its outstanding common stock, which was approximately 43% of the voting interest in Campus Pipeline's outstanding equity due to outstanding convertible fully voting, preferred shares.

         Banner(R), SCT(R) and the Circle P logo(R) are registered trademarks, SCT OnSite(R) is a registered service mark and Plus(TM), Campus Pipeline(TM) and Luminis(TM) are trademarks of the Company used in its continuing operations. BillGen(R) and EnerLink(R) are registered trademarks, SCT Synchro(TM) is a trademark and SinglePoint Solutions(SM) is a service mark of the Company used in its discontinued operations. All other trade names referenced herein are the service marks, trademarks or registered trademarks or service marks of their respective companies or organizations.

         The Company's Internet web site is http://www.sct.com. A copy of this Form 10-K will be available on the Company's web site as soon as reasonably practicable after the electronic filing of this report with the Securities and Exchange Commission.

Markets

         Having sold the MDS business and declared the EUS business as a discontinued operation, SCT has moved strategically to focus solely on the higher education market. As a result, all of the Company's revenues from continuing operations are now derived from the higher education market. The principal market for the Company's offerings are in the United States. In fiscal year 2002, the Company's foreign operations represented approximately 3% of revenues and the Company's export sales represented approximately 6% of revenues.

         The Company has broadened its reach into the higher education market by offering a wider array of products and services designed around the needs of specific segments and institution types. SCT's software expertise has expanded in critical areas of higher education technology, including administrative systems (SCT's traditional strength); academic solutions; portal, self-service and community solutions; content management and workflow solutions; information access; enterprise integration solutions; and professional services. SCT has developed substantial functional knowledge and technical expertise about the information technology requirements of higher education institutions.

         SCT targets the more than 3,000 North American English-speaking institutions of higher education, and is also pursuing global higher education markets in Europe, Latin America, Asia Pacific, and the Middle East. The Company's primary enterprise software product lines include the SCT Banner, SCT PowerCAMPUS, SCT Matrix, SCT Campus Pipeline, SCT Luminis and SCT Plus solutions. With an expanded strategic alliance program, SCT teams with third parties to market and deliver additional higher education-focused solutions, such as integrated course management (WebCT), academic portfolios and institutional assessment (Nuventive), and e-Procurement (Higher Markets), among others. SCT also teams with companies like Oracle, Microsoft, Sun Microsystems and Documentum to bring their leading technologies to the higher education market in a way that is integrated with other key infrastructure components.

Services and Products

         The Company's revenues are derived from several sources: Software licenses, software services, maintenance and enhancements, and outsourcing services.

Software Licenses

         The Company develops and licenses application software and core technologies for the higher education market, and resells certain third-party solutions. The following are the Company's primary software solutions:

         Banner. The Company's Banner software product line is SCT's leading software solution for administrative computing in higher education and serves a wide variety of institution types and enrollments. The component applications of the Banner product line are developed for an Oracle environment. It is available in both Internet-deployed and client/server technologies. This suite of software applications is built with a business process orientation and a business enterprise focus. The software enables institutions to process student information including financial aid, student records, admissions, and registration in a centralized or distributed information environment using workflow, imaging and self service on the World Wide Web. In addition, Banner systems assist with common administrative functions, including human resources, financial management and alumni development.

         PowerCampus. The PowerCAMPUS software product line is designed for public and private institutions of higher education with relatively low student enrollments. The component applications of the PowerCAMPUS product line are developed for the Microsoft environment. The PowerCAMPUS products are available in both Internet-deployed and client/server technologies. The software enables institutions to process student information, maintain student records and process admissions, registration, billing and advancement using simple workflows. The complementary IQ Web products provide self-service on the World Wide Web to non-administrative end users such as students and faculty. These products support student and alumni administrative functions as well as provide faculty with access to on-line grading and web-based course management. The PowerCAMPUS suite integrates with third party products from Microsoft to provide clients with Financial and Human Resource processing and from College Board to provide Financial Aid Processing. The PocketRecruiter software product, an add-on product for the PowerCAMPUS application, is a mobile solution designed to provide admissions officers with access to recruiting information via a hand held Pocket PC.

         Campus Pipeline and Luminis. Through the Campus Pipeline and Luminis products, the Company provides core technologies for the e-Education Infrastructure with portal, platform, integration, and content management technologies designed specifically for higher education. Based on open standards, these technologies can be integrated with an institution's systems to connect information, resources, and constituents. The Campus Pipeline product is an Internet-native, web-deployed enterprise solution that integrates disparate systems and provides centralized and customized web access to an institution's information, services and constituent communities. The Luminis product line is also an Internet-native, web-deployed solution which enables institutions to create comprehensive online environments for unifying administrative services, campus news, online learning, and other services within their higher education communities. The Luminis Platform solution consists of standards-based tools and applications for system administration, communication, portals, data and user management. The Luminis Content Management suite consists of software to create and manage the information and resources provided on an institution's internal and external web sites. The Luminis Integration suite consists of software and services that integrate an institution's disparate systems, applications and databases to create a digital campus that is open, interoperable and built for extensibility. Both the Campus Pipeline and Luminis products run on Windows NT and Sun Solaris servers with an Internet client browser and support the Microsoft SQL Server and Oracle databases. The Luminis Integration capabilities also support Informix, Sybase and DB2 databases.

         Matrix. The Company's SCT Matrix software product line is designed for more complex public and private institutions of higher education. The component applications of the SCT Matrix product line are developed for the Microsoft environment. The SCT Matrix software product line is an Internet-native, web-deployed suite of student management applications. These applications are designed for larger, more complex institutions that require a high degree of flexibility and adaptability in their administrative solutions. The software enables institutions to process student information, maintain student records, manage recruiting and admissions, and process registration, billing and financial aid, all using an integrated rules engine and pervasive communication and relationship management capabilities. Visual user interfaces are provided for both administrative end users and non-administrative self-service users such as students, faculty, and advisors.

         Plus. The Plus software is a suite of Web-enabled administrative applications which operate within traditional mainframe and minicomputer-based institutions. As part of these offerings, SCT provides Web applications to address client requirements for decentralized routine processing and inquiry while maintaining centralized control of information and access. These applications allow students to check the availability of courses, build a schedule, and register on line; apply for financial aid; apply for admissions and determine admission status. Information about student grades, schedules, and transcripts is available and students can query the system about their account balances.

         WebCT, Inc. SCT currently has an agreement with WebCT, Inc. ("WebCT") to market on an exclusive basis through June 15, 2003 the WebCT e-learning solutions to the SCT higher education client base. WebCT is a leading provider of e-Learning solutions for higher education whose mission is to help institutions deliver on their commitment to educational excellence with enterprise-wide learning management solutions which integrate pedagogical tools with existing campus infrastructure. SCT and WebCT have developed a unique solution that provides real-time, two-way integration between SCT administrative systems and the WebCT Campus Edition using the IMS Enterprise Specification.

         Oracle. The Company currently has an agreement with Oracle Corporation allowing the Company to sublicense a limited use ORACLE system, which enables a client to use the ORACLE database system with the Banner software at a significantly lower cost than a full-use ORACLE license. The agreement expires in July 2003. The Company's results of operations could be adversely affected if Oracle's market acceptance declined or its customer base eroded.

Software Services

         The Company provides a range of professional support services, including project management, systems implementation, modification, training and support; consulting services; and information technology assessment, planning, integration and management services. When obtaining a license to use SCT's application software, clients typically purchase a variety of software support services, such as installation, training and other client support activities. The Company also provides data conversion, customization and systems integration services. The Company also offers project-based consulting and technical services, thereby allowing for scalable contracts based upon client need. All these software services are primarily provided in connection with the license of the Company's software products by the client.

         Contracts for software services may be either on a fixed price or time and materials basis. Fixed price contracts require the Company to perform specified services for a fixed payment. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform a fixed price software services contract become greater than originally anticipated, the Company's profit on that contract would be reduced, and in certain limited instances, the Company could suffer a loss.

Maintenance and Enhancements

         In addition to a license of the Company's application software, clients typically enter into a maintenance agreement with the Company, usually for terms ranging from one to seven years, which entitles the client to telephone support, regulatory updates and functional and technical enhancements. The annual maintenance fee generally is 15% to 21% of the license fee, and generally increases each year by a specified percentage.

Outsourcing Services

         The Company provides OnSite information technology services in the areas of networking and connectivity, applications, systems, risk mitigation, distance learning and security, help desk and data center operations. These services are designed to assume total or partial control of clients' information technology resources, and are generally provided on a long-term basis. The Company also provides IT assessment services, planning services and on-site or remote staff and staff management services, using skilled information technology personnel knowledgeable in the latest computer-based technologies and the functional processes within higher education.

         SCT personnel located at a client's site become an integral part of the client's operations, working with managers and users at all levels. The Company's on-site personnel routinely draw upon specialists to address specific technical issues and projects. The Company can assess, plan, staff and manage any aspect of a client's information technology system and all or part of its day-to-day operations.

         Contracts for OnSite services may be either on a fixed price or time and materials basis, and generally cover an initial period of three to seven years. Fixed price contracts require the Company to perform specified services for a fixed payment, generally subject to annual adjustments to reflect inflationary cost increases. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company's costs to perform an OnSite services contract become greater than originally anticipated, the Company's profit on that contract would be reduced and could result in the Company incurring a loss.

         The Company also offers IT services through its Selective Sourcing suite of services. The goal of the Company's Selective Sourcing offering is to work with higher education institutions and their technology management teams to assist and/or manage portions of the institution's information technology department on a short or long term basis, usually with the institution retaining control of the overall management of its information technology department. The Company provides Selective Sourcing services both at the client's site and remotely. Selective Sourcing services are provided in the following areas: networking and connectivity, applications, systems, risk mitigation, distance learning and security, help desk and data center operations.

         The Company has made a determination to focus its efforts on servicing its existing outsourcing client base and obtaining renewals from these clients as opposed to aggressively seeking new outsourcing clients. As a result, the Company does not anticipate future growth in its outsourcing business.

Fiscal Funding Clauses. As many quasi government clients (such as certain state-funded higher education institutions) are restricted from incurring binding commitments which extend beyond their current annual budgets or appropriations, contracts often include a "fiscal funding" provision which provides for the reduction or termination of services or termination of maintenance commensurate with reductions in a client's allocated funding. To date, the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions.

Product Development

Research and Development

         SCT devotes substantial resources to product development in order to address evolving clients' needs and provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, the Internet, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 2002, 2001 and 2000 were approximately $28,320,000, $29,614,000, and
$22,963,000, respectively. All of the product development expenditures for fiscal years 2002 and 2001 were charged to operations, and after capitalization, approximately $22,308,000 of the capital expenditures for fiscal 2000 was charged to operations. For the same fiscal years, amortization of capitalized software costs (which are not included in the aforementioned amounts) amounted to approximately $2,618,000, $2,819,000 and $3,230,000, respectively.

Development Strategies

         The Company, in consultation with a variety of college and university advisors, expects to continue to enhance certain of its existing products to include object oriented, native internet technologies, such as XML, open enterprise application integration, and Web Services. These technologies would expand the Company's higher education solutions to move beyond transaction management systems and further support the e-education infrastructure to help unify the access to information in a digital campus across a variety of local and remote constituencies, including teaching, learning, research and administration.

General

         The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

         The Company attracts clients primarily through its own sales force of approximately 105 direct salespersons and support staff, comprised of sales managers, regional salespersons, sales support personnel, industry specialists and functional and technical specialists, who are engaged primarily in selling software licenses and related services. SCT also attracts clients through referrals from existing clients and active participation in industry conferences and trade shows. Systems & Computer Technology Limited, headquartered in High Wycombe, England, operates as the Company's sales operations in Europe, Africa and the Middle East. The Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

         The sales cycle for the Company's software and services typically ranges from six to 24 months and involves product demonstrations and site visits. Contracts are often offered by means of a public bidding procedure, certain of which require the Company to appear at public hearings.

Competition

         SCT has able competitors, which differ depending upon the characteristics of the customer including its size, geographic location, and computing environment. Many established competitors have greater marketing, technical and financial resources than the Company, and there can be no assurance that SCT will be able to continue to compete successfully with existing or new competitors.

         The Company competes with other providers of packaged application software and technologies, as well as companies or in-house staffs offering to develop custom software. The Company's principal competitors are PeopleSoft,

Datatel, Oracle, SAP, and Jenzabar. Competitive factors include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitor's products.

         In the outsourcing services business, the Company's primary competitor is Collegis. The Company occasionally competes with several large providers of services, including International Business Machines Corporation ("IBM") and Electronic Data Systems Corporation ("EDS"). In the software services business, the Company competes with several large providers of systems integration services, including IBM, EDS, Unisys, Accenture, BearingPoint, DeloitteTouche and Cambridge Technology Partners, as well as smaller providers of software consulting services. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry-specific expertise, availability and quality of hardware and software support, experience, reputation and price.

Backlog

         At September 30, 2002 the Company's revenue backlog was approximately $519 million, as compared to approximately $366 million at September 30, 2001. Backlog arises from a firm commitment between a customer and the Company with regard to the delivery of services in future periods, regardless of whether the contract is fixed price or time and materials. A firm commitment to provide services would result when the Company has entered into a contract with its customer to provide services, the Company has contractually stated the estimated hours and/or total cost of such services based on contractually agreed upon labor rates or a negotiated fee, and the Company is committed to providing these services and the customer is committed to proceeding with these services until either party terminates the contract (with the right to collect those funds for the work provided to date). If the client utilizes more or less of the contracted backlog hours in a time and materials contract, additions or reductions in backlog would occur.

         Backlog generally includes OnSite services contracts and services agreements, including enhancements, maintenance, and support services. Of the $519 million in backlog at September 30, 2002, approximately 40% is expected to be recognized in fiscal 2003, with the remainder extending through December 2011. Approximately 80% of the $519 million applies to software related services and the remaining 20% relates to OnSite services. In connection with OnSite services contracts, these amounts include any guaranteed minimum price increases provided in the contracts. Backlog is not necessarily indicative of actual revenues for any succeeding period.

         SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of customers. Any such reductions could impact new contracts as well as existing contracts. Certain clients cannot contractually commit beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a "fiscal funding" clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. The backlog at September 30, 2002 includes approximately $39 million of OnSite services contracts with fiscal funding clauses.

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

Employees

         As of September 30, 2002, the Company employed approximately 1,600 employees in its continuing operations, of which approximately 800 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company's various offices and client sites. None of the Company's employees are subject to collective bargaining agreements, except for approximately 20 employees at one client site. The Company considers its relationship with its employees to be satisfactory. An additional 425 employees are employed by the Company's discontinued EUS business.

         When the Company receives a new OnSite services contract, it generally recruits most of the existing employees of the client's data processing department to become SCT employees. However, the Company also supplies some senior level personnel from its own group of trained specialists, which requires the Company to identify employees willing to relocate to the client's area.

Executive Officers of SCT

         The Executive Officers of SCT are as follows:

                                                                                Position and Office
         Name                                        Age                          Currently Held
         ----                                        ---                        -------------------
Michael D. Chamberlain                               58                President and Chief Executive Officer;
                                                                       Director

Eric Haskell                                         56                Executive Vice President, Finance and
                                                                       Administration, Treasurer, and Chief
                                                                       Financial Officer; Director

Richard A. Blumenthal                                54                Executive Vice President, General Counsel
                                                                       and Secretary

Robert L. Moul                                       38                President, Field Operations

Roy J. Zatcoff                                       47                Executive Vice President, Product and
                                                                       Marketing Operations

         Officers are appointed by the Board of Directors, typically at its first meeting after the annual meeting of shareholders, for such terms as the Board of Directors shall determine or until their successors have been elected and have qualified.

Business Experience During the Past Five Years of Each Executive Officer

         Michael D. Chamberlain has served as a director of the Company since July 1989. He has served as President and Chief Executive Officer since January 2002, and prior thereto, as Chief Operating Officer from November 2001 to January 2002, as President, Global Operations from July 1999 to November 2001, President of the SCT Software Group from January 1995 to July 1999, and President of the Education Systems business from October 1986 to January 1995.

         Eric Haskell has served as Executive Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company since October 2002, and prior thereto, as Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer from July 1990 to October 2002 and Vice President, Finance and Administration, Treasurer and Chief Financial Officer from March 1989 to July 1990. He has served as a director of the Company since January 2002.

         Richard A. Blumenthal has served as Executive Vice President, General Counsel and Secretary of the Company since October 2002, and prior thereto, as Senior Vice President, General Counsel and Secretary of the Company from July 1990 to October 2002 and Vice President, General Counsel and Secretary from July 1987 to July 1990. He has been General Counsel of the Company since December 1985.

         Robert L. Moul has served as President, Field Operations of the Company since October 2002, and prior thereto, as President of the Education Systems business from April 2001 to October 2002 and Vice President, IT Services from September 2000 to April 2001. Prior thereto, since 1981 he served in various positions with Electronic Data Systems, a global information technology services company, including Executive Director, Government for EDS Australia from January 2000 to September 2000, Deputy Managing Director and Director of Operations for EDS Hong Kong and China from November 1997 to January 2000 and ICI global account executive from June 1996 to November 1997.

         Roy. J. Zatcoff has served as Executive Vice President, Product and Marketing Operations of the Company since October 2002, and prior thereto, as President of the Company's Manufacturing and Distribution Systems business from January 1998 to May 2002, when that business was sold, performed special projects for the President and Chief Executive Officer of the Company from May

2002 to October 2002, and served as President of the Education Systems business from January 1995 to January 1998 and as Vice President, Product Development of the Education Systems business from May 1986 to January 1995.

ITEM 2.  PROPERTIES.

         SCT occupies three adjacent buildings and a portion of a fourth building in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company's corporate headquarters in Malvern, Pennsylvania is located in one of the four buildings referenced above in an approximately 47,000 square-foot facility owned by the Company. Of the remaining three adjacent office buildings, the Company owns an approximately 56,200 square-foot facility, leases an approximately 70,000 square-foot facility under a lease which expires in November 2008 and leases a 48,900 square foot facility under a lease which expires in August 2005, of which approximately 26,500 square feet is sublet. The Company also leases an approximately 73,900 square-foot facility in Frazer, Pennsylvania, near its Malvern campus, under a lease which expires in February 2009. Although the Frazer facility is unused due to personnel consolidation and restructuring, the Company is actively attempting to sublease it and has accrued a reserve for the anticipated net loss associated therewith.

         As a result of the Campus Pipeline acquisition, the Company now leases the following facilities in Salt Lake City, Utah: approximately 50,600 square feet of space under a lease which expires in February 2012, of which approximately 24,000 is available for sublease; 44,000 square feet of space under a lease which expires in August 2004, all of which is available for sublease; and approximately 8,000 square feet of space which is available for sublease.

         The Company also owns and occupies an approximately 45,000 square-foot facility in Rochester, New York and leases offices in certain cities throughout the United States including San Diego, California; Dallas, Texas; Herndon, Virginia; Cambridge, Massachusetts; Toronto, Ontario (Canada); Melbourne, FL; Pittsford, NY; High Wycombe, England; and Cheshire, England.

         The Company also leases two facilities in Bangalore, India comprising an aggregate of approximately 27,000 square feet which is used as a software development center.

         SCT believes that its facilities are adequate for its present business needs.

         In Columbia, South Carolina, the Company owns and occupies two facilities, one of which contains approximately 60,000 square-feet and the other of which contains approximately 80,000 square feet, which are used by the Company's EUS discontinued business. In December 1998 the Company purchased an additional nine acres in Columbia, South Carolina for the EUS discontinued business.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

SCT's Common Stock is traded on the Nasdaq Stock Market under the symbol "SCTC". The following table sets forth its high and low sale prices on the Nasdaq Stock Market for the specified quarter.

Period
Year ended September 30, 2002                 HIGH                  LOW
                                              ----                  ---
1st quarter                                   13.00                 8.65
2nd quarter                                   13.69                 8.61
3rd quarter                                   15.96                12.20
4th quarter                                   13.36                 5.78

Year ended September 30, 2001                 HIGH                  LOW
                                              ----                  ---
1st quarter                                   17.44                10.25
2nd quarter                                   13.75                 8.00
3rd quarter                                    9.60                 5.75
4th quarter                                   14.19                 7.77

The approximate number of stockholders of record of SCT's Common Stock as of September 30, 2002, was 833.

SCT has not paid any dividends for more than the last two fiscal years. The Company's revolving credit agreement prohibits the Company from declaring or paying any dividends other than stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

(in thousands except per share amounts)
                                                                                     Year Ended September 30,
                                                                       2002 (a)   2001 (b)   2000 (c)    1999 (d)          1998
                                                                       --------   --------   --------    --------          ----
Revenues                                                              $ 237,538  $ 208,283  $ 196,414   $ 212,644     $ 184,254
Income from continuing operations before income taxes                    13,075     10,606     11,929      40,579        41,524
Provision for income taxes                                                5,590      4,219      5,097      15,891        16,646
Income from continuing operations                                         7,485      6,387      6,832      24,688        24,878
Income (loss) from discontinued operations, net of income taxes         (16,560)     8,431      1,796      (5,389)       (3,504)
Net income (loss)                                                        (9,075)    14,818      8,628      19,299        21,374
Income from continuing operations
     per common share                                                      0.23       0.19       0.21        0.76          0.74
     per common share -- assuming dilution                                 0.22       0.19       0.20        0.74          0.69
Income (loss) from discontinued operations
     per common share                                                     (0.50)      0.26       0.06       (0.17)        (0.10)
     per common share -- assuming dilution                                (0.49)      0.25       0.05       (0.16)        (0.10)
Net income (loss)
     per common share                                                     (0.27)      0.45       0.27        0.59          0.64
     per common share -- assuming dilution                                (0.27)      0.45       0.26        0.58          0.59
Common shares and equivalents outstanding:
     average common shares                                               33,240     32,842     32,391      32,494        33,532
     average common shares -- assuming dilution                          33,608     33,278     33,624      33,531        36,035
Working capital                                                       $ 178,067  $ 178,757  $  96,440   $  72,046     $  95,531
Net assets of discontinued operations                                    31,805     56,487    112,346     130,211       118,202
Total assets                                                            366,647    366,507    339,502     309,954       304,558
Long-term debt                                                           74,723     74,723     74,750      75,115        75,495
Stockholders' equity                                                    218,571    221,397    201,437     188,276       182,922

(a)Includes a pretax retirement and restructuring charge of $4,874 and a pretax asset impairment charge of $5,425. Results without these charges would have been income from continuing operations of $13,900, or $0.41 per share -- assuming dilution. Includes the results of the USA Education, Inc.'s student information systems business and Applied Business Technologies, Inc., each acquired in the second quarter of fiscal year 2002. Refer to Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Form 10-K, for discussion of material impacts of these acquisitions on the results of operations.
(b)Includes a pretax retirement and restructuring charge of $2,485 and a pretax asset impairment charge of $7,831. Results without these charges would have been income from continuing operations of $12,661, or $0.38 per share -- assuming dilution.
(c)Includes a pretax retirement and restructuring charge of $1,000 and equity in losses of affiliates before taxes of $4,761. Results without these charges would have been income from continuing operations of $10,394, or $0.31 per share -- assuming dilution.
(d)Includes equity in losses of affiliates before taxes of $3,161. Results without these charges would have been income from continuing operations of $26,642, or $0.79 per share -- assuming dilution.

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

Overview

Systems & Computer Technology Corporation (the "Company") develops, licenses, and supports a suite of enterprise software; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company's market is higher education. The Company's focus on one vertical market enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

As of September 30, 2002, the Company also served the energy and utilities market. As of the end of the third quarter of fiscal year 2002, the Company declared the Global Energy and Utilities Solutions ("EUS") business a discontinued business. The Company has not sold the EUS business, but is continuing in its efforts to sell the business and expects to recognize a gain on the sale. The results of operations for all periods have been restated to reflect the EUS business's results as discontinued operations.

For a portion of fiscal year 2002, the Company also served the process manufacturing and distribution market. As of the end of the second quarter of fiscal year 2002, the Company declared the Global Manufacturing & Distributions Solutions ("MDS") business a discontinued business. On May 31, 2002, the Company consummated the sale of the MDS business to Agilisys International Limited pursuant to an agreement dated April 10, 2002. The results of operations for all periods have been restated to reflect the MDS business's results as discontinued operations.

Prior to June 29, 2001, the Company also served the government market. On June 29, 2001, the Company sold its Global Government Solutions ("GGS") business to Affiliated Computer Services, Inc. The results of operations for all periods have been restated to reflect the GGS business's results as discontinued operations.

In the second quarter of fiscal year 2002, the Company acquired USA Education, Inc.'s (commonly known as "Sallie Mae") student information systems business in the form of the Exeter Student Suite and Perkins/Campus Loan Manager product lines and related resources. Also, in the second quarter of fiscal year 2002, the Company acquired Applied Business Technologies, Inc. ("ABT") and its PowerCAMPUS solution, related resources and customer base.

Effective October 23, 2002, the Company acquired Campus Pipeline, Inc., pursuant to a Merger Agreement dated September 30, 2002, for $36.4 million cash and the assumption by the Company of certain employee bonus and severance obligations totaling $5.2 million (the "Merger Consideration"). Campus Pipeline was a privately held corporation that provided digital and information systems products and services to colleges and universities. In accordance with the Merger Agreement, $3.5 million of the Merger Consideration will be held in escrow until December 31, 2003 to secure certain indemnification obligations of the former stockholders of Campus Pipeline in favor of the Company in case of certain breaches of the Merger Agreement by Campus Pipeline. Pursuant to the Merger Agreement and Campus Pipeline's Certificate of Incorporation, holders of common stock of Campus Pipeline were not entitled to receive any portion of the Merger Consideration. The total amount of funds used to pay the Merger Consideration was obtained from the working capital of the Company.

Immediately prior to the consummation of the acquisition, three of the nine members of the board of directors of Campus Pipeline were also directors and affiliates of the Company, two of whom were also executive officers of the Company. Additionally, the Company was a major stockholder of Campus Pipeline, holding approximately 59% of Campus Pipeline's outstanding common stock, which was approximately 43% of the voting interest in Campus Pipeline's outstanding equity due to outstanding convertible fully voting, preferred equity. In addition, certain executive officers and other employees owned common stock of Campus Pipeline. As the Company and executive officers and employees of the Company held only common stock of Campus Pipeline, they were not entitled to receive any portion of the Merger Consideration. Additionally, prior to the acquisition the Company had a business relationship with Campus Pipeline, as certain of Campus Pipeline's products and services were offered to customers through contracts entered into between the Company and those customers.

The acquisition is anticipated to allow the Company to provide core technologies for the e-Education Infrastructure with portal, platform, integration, and content management technologies designed specifically for higher education. Based on open standards, Campus Pipeline technologies can be integrated with an institution's choice of systems and applications, enabling an institution to connect information, resources, and constituents. The Company plans to continue to support and develop these products, which should enable customers to choose and integrate their choice of homegrown systems and applications including those from other software providers.

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

When obtaining a license to use the Company's application software, clients typically purchase a variety of software support services, including systems implementation, modification, training, and other client support activities. The Company also provides consulting and information systems planning and integration services.

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

Results of Operations

The following discussion on operating results excludes the results of the EUS, MDS, and GGS businesses as they have been reclassified as discontinued operations in all periods presented.

The following table sets forth: (i) income statement items as a percentage of total revenue and (ii) the percentage change for each item from the prior-year comparative period.

                                                 % of Total Revenue            % Change from
                                              Year Ended September 30,           Prior Year
                                           --------------------------------  ------------------
                                              2002      2001      2000         2002        2001
                                              ----      ----      ----         ----        ----
Revenues
Outsourcing services                           14%       18%       21%         (13)%        (7)%
Software sales and commissions                 15%       15%       15%          20%          6%
Maintenance and enhancements                   35%       34%       32%          16%         13%
Software services                              34%       30%       31%          29%          3%
Interest and other income                       2%        3%        1%         (23)%       124%
                                           ----------------------------  ----------------------
Total                                         100%      100%      100%          14%          6%
                                           ============================  ======================

Expenses
Cost of services, software sales,
   commissions, and maintenance
   and enhancements                            61%       61%       61%          14%          5%
Selling, general and administrative            28%       27%       28%          16%          5%
Retirement and restructuring charges            2%        1%        1%          96%        149%
Asset impairment charge                         2%        4%        --         (31)%        --
Equity in losses of affiliates                  --        --        2%          --        (100)%
Interest expense                                2%        2%        2%          --          (3)%
Income from continuing operations
   before income taxes                          5%        5%        6%          23%        (11)%
                                           ============================  ======================

The following table sets forth the gross profit for each revenue category as a percentage of revenue for each such category, and the total gross profit as a percentage of total revenue (excluding interest and other income). The Company does not separately present the cost of maintenance and enhancements revenue because it is impracticable to separate such cost from the cost of software sales.

                                                     Year Ended September 30,
                                                   2002       2001        2000
                                                   ----       ----        ----
Gross Profit
Outsourcing services                                22%        21%         22%
Software sales and maintenance
   and enhancements                                 54%        54%         56%
Software services                                   22%        21%         21%
                                                   ---------------------------
Total                                               38%        38%         38%
                                                   ===========================

Revenues:

o Outsourcing services revenue decreased 13% in fiscal year 2002 and 7% in fiscal year 2001 compared with the prior-year periods. These decreases are the result of the Company's decision to focus its efforts on servicing its existing outsourcing client base and obtaining renewals from these clients as opposed to aggressively seeking new outsourcing clients. As a result, the Company does not anticipate future growth in its outsourcing business. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 2002, 2001, and 2000 were 89%, 64%, and 100%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during the period that have expiration dates in a later period.

o Software sales and commissions revenue increased 20% compared to the prior-year period due to increases in traditional Banner license fees; third-party license fees; and the results of the ABT acquisition, which provided approximately 66% of the increase. Most of the increase over the fiscal year 2001 period occurred in the Company's fourth quarter of fiscal year 2002, which has typically been the Company's strongest quarter for license fee revenues. Software sales and commissions increased 6% in fiscal year 2001 compared to fiscal year 2000 primarily as a result of commission revenue of $2.7 million in shares of WebCT earned in the third quarter of fiscal year 2001. The Company earned these shares as a result of a joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. The Company has not recorded any additional revenue, and does not anticipate that it will record any additional revenue of any significance, as a result of this agreement.

o The 16% and 13% increases in maintenance and enhancements revenue in fiscal years 2002 and 2001, respectively, were the result of the growing installed base of clients in all of the Company's product lines and annual escalators on existing contracts. Maintenance and enhancements revenue from the second quarter fiscal year 2002 acquisitions of ABT and the Sallie Mae business provided 19% of the increase. The Company continues to experience a high annual renewal rate on existing maintenance contracts, although there can be no assurance that this will continue.

o Software services revenue increased 29% in fiscal year 2002 compared with the prior-year period. The increase is primarily the result of (i) increased implementation and integration services provided to the Company's traditional Banner clients and (ii) new services business as a result of the ABT and Sallie Mae acquisitions in the second quarter of fiscal year 2002. Software services revenue remained relatively flat in fiscal year 2001, with only a 3% increase over fiscal year 2000. The increase occurred primarily in the fourth quarter of fiscal year 2001 as a result of increased implementation and integration services provided to the Company's traditional clients.

o In November 2001, the FASB issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (the "Announcement"). The Announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the statement of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this Announcement. The Company adopted the Announcement in the second quarter of 2002. The Announcement did not have a significant impact on gross margin and had no effect on net income, but did increase software services revenue and cost of software services by $6.5, $6.5, and $6.8 million in fiscal years 2002, 2001, and 2000, respectively.

o The decrease in interest and other income in fiscal year 2002 compared with fiscal year 2001 is primarily the result of only a half-year of amortization of the WebCT noncompete agreement, the balance of which was reduced to zero during fiscal year 2002, and decreased interest income earned on the Company's cash and short-term investments balances. The increase in interest and other income in fiscal year 2001 compared with fiscal year 2000 is primarily attributable to interest income earned on the Company's increased cash and short-term investments balances and a full year of amortization of the WebCT noncompete agreement signed in the Company's third quarter of fiscal year 2000.

Gross Profit: The total gross profit as a percentage of total revenue (excluding interest and other income) remained essentially flat for the fiscal year 2002 period compared with the fiscal year 2001 period. The software sales, commissions, maintenance, and enhancements gross profit percentage may decrease in fiscal year 2003 as the Company invests in new and re-architected products to generate future revenue growth.

Gross profit as a percentage of revenue was 38% for fiscal years 2001 and 2000; however, the components of the gross profit percentage changed slightly from fiscal year 2000 to fiscal year 2001. The software sales, commissions, maintenance, and enhancements gross profit percentage decreased from 56% in fiscal year 2000 to 54% in fiscal year 2001 primarily as a result of increased noncapitalizable research and development expenses during the fiscal year 2001 period related to a new product initiative. The software services and outsourcing services gross profit percentages remained relatively consistent over the fiscal 2001 period compared with fiscal 2000.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased in fiscal year 2002 compared with fiscal year 2001 as a result of (i) investments the Company has made in its sales and marketing organizations, (ii) increased sales commissions as a result of sales commissions paid at the beginning of large services contracts in which revenue is recognized as work is performed and increased revenue, particularly in the fourth quarter of fiscal year 2002, and (iii) additional costs related to the ABT and Sallie Mae business acquisitions in the second quarter of fiscal year 2002. Selling, general and administrative expenses increased in the first six months of fiscal year 2001 compared with the prior-year period primarily as a result of the addition of sales personnel and selling expenses in an effort to increase sales. Selling, general and administrative costs were flat in the second half of fiscal year 2001. The Company realized that the increase in sales was slower than anticipated for fiscal year 2001, implemented restructuring actions and began to experience cost savings in the third quarter of fiscal year 2001.

Retirement, Restructuring, and Asset Impairment Charges: In the second quarter of fiscal year 2002, the Company recognized retirement and restructuring charges of $4.9 million. The charge was comprised of $3.5 million for the retirement compensation package of the Company's former President, Chief Executive Officer, and Chairman of the Board of Directors and $1.4 million related to actions to reduce the workforce, discontinue non-critical programs, and consolidate certain facilities. At September 30, 2002, $1.1 million of the $4.9 million accrual remains.

During the third quarter of fiscal year 2001, the Company implemented a restructuring plan that included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. The Company accrued $2.0 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of September 30, 2002, none of this accrual remains.

In the second quarter of fiscal year 2001 and the third quarter of fiscal year 2002, the Company reduced the carrying value of its long-term investment in WebCT as a result of impairments that were deemed other than temporary. The Company recognized an asset impairment charge of $7.8 million in fiscal year 2001. During the third quarter of fiscal year 2002, the Company recorded an asset impairment charge of $5.4 million and wrote off the noncompete agreement, which had a carrying value of $1.5 million, further reducing the carrying value of the investment in WebCT to $4.0 million, Future earnings would be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date.

Discontinued Operations: On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions ("MDS") business to Agilisys International Limited ("Agilisys"), pursuant to an Asset Purchase Agreement dated April 10, 2002. As of the end of the second quarter of fiscal year 2002, the Company had declared MDS a discontinued business; the results of MDS have been reported separately as discontinued operations in the prior year consolidated balance sheet, consolidated statements of operations, and related footnotes. The Company agreed to sell substantially all of the assets of MDS for $13.2 million in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds to the Company were $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale. The Company recorded a loss of $7.3 million on the sale, net of a $3.5 million tax benefit. For business segment reporting, MDS was previously reported as a separate segment.

During the third quarter of fiscal year 2002, the Company declared the Global Energy and Utilities Solutions ("EUS") business as discontinued and announced that it had signed a letter of intent for the sale of the EUS business. The letter of intent and negotiations with the party who signed the letter of intent were terminated in the fourth quarter of fiscal year 2002. However, the Company is continuing in its efforts to sell the EUS business and the EUS business is treated as a discontinued operation in the consolidated balance sheets, consolidated statements of operations and related footnotes. The Company expects to recognize a gain on the sale of the EUS business. For business segment reporting, EUS was previously reported as a separate segment.

The EUS business has a purchase commitment with Enlogix CIS L.P. to purchase development expertise in the form of labor hours, which the business is utilizing in its development efforts. The purchase commitment extends through December 22, 2005. During the remainder of the term of the commitment, the business will purchase approximately $3.7 million of labor hours at agreed upon labor rates, which approximate the Company's fully costed labor rates.

In the third quarter of fiscal year 2001, the Company completed the sale of its Global Government Solutions ("GGS") business. As a result of the disposition, the Company identified opportunities to further reduce and consolidate certain corporate functions, and provided a reserve of $12.8 million for severance and real-estate-related costs associated with such actions. The Company provided an additional $3.5 million reserve for real-estate-related costs as of September 30, 2002, as a result of its inability to sublet an idle facility to the extent previously anticipated. As of September 30, 2002, $6.7 million, which is primarily included in accrued expenses, remained accrued for the completion of these actions.

Income Taxes: Income from continuing operations before income taxes was $13.1 million for the year ended September 30, 2002, compared with $10.6 million in fiscal year 2001. The provision for income taxes was $5.6 million in the current period compared to $4.2 million in the prior-year period. The effective tax rate on income from continuing operations in the fiscal year 2002 provision exceeds the statutory rate principally due to the effects of state income and local taxes and non-deductible expenses, somewhat offset by the research and development tax credit.

Loss from discontinued operations before income taxes was $22.2 million for the year ended September 30, 2002, compared with income from discontinued operations before taxes of $15.0 million in the fiscal year 2001 period. The benefit for income taxes was $5.6 million in the current period compared to a provision of $6.6 million in the prior-year period. The effective tax rate on the loss from discontinued operations in the fiscal year 2002 benefit is different from the statutory rate principally due to not recording a tax benefit for losses related to the Company's foreign operations.

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

As of September 30, 2002, the Company was involved in litigation relating to two software implementations. The claimants asserted that the Company did not perform under the contracts. The Company had filed counter suits seeking to recover unpaid accounts receivable. The Company recorded an accrual in the amount of $0.7 million against the possibility of unfavorable judgments. Subsequent to the end of fiscal year 2002, and in order to avoid the expense and disruption of protracted litigation, the Company and the claimants reached agreement to settle the lawsuits. Terms of the settlements were confidential, but the amount paid, net of insurance proceeds approximates the amount accrued. While these contracts originated within the MDS business, which has been sold, the right to appeal and the impact of the related outcome were retained by the Company.

In connection with the sale of assets or a business, the Company typically agrees to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreeement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. In the opinion of management, any indemnity obligations of the Company which may result would not materially affect the Company's consolidated financial statements.

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

Liquidity, Capital Resources, and Financial Position

The following discussion of cash flow activity is based upon historical information and the statements of cash flows for the fiscal years 2002, 2001, and 2000 do not present the MDS and EUS businesses as discontinued operations and the fiscal years 2001 and 2000 do not present the Global Government Solutions business, which was sold on June 29, 2001, as a discontinued operation.

The Company's cash and short-term investments balance was $133.6 million and $164.3 million as of September 30, 2002 and 2001, respectively. The cash balances decreased as a result of cash used in operations and investing activities discussed below. The Company anticipates using its cash and short-term investments balance to fund future growth through various means, including strategic alliances and acquisitions and development of additional service offerings. As discussed in Note Q of the Notes to Consolidated Financial Statements, the Company used cash to repurchase convertible subordinated debentures and acquire Campus Pipeline, Inc. in October 2002.

Cash provided by operating activities was $1.6 million in fiscal year 2002 compared with cash provided of $25.0 million for the prior-year period. The primary uses of cash in the fiscal year 2002 period were increased prepaid income taxes and increased accounts receivable. The Company made estimated income tax payments throughout the fiscal year 2002 period based on the total fiscal year 2002 estimated income, which exceeded actual income. The increases in accounts receivable at September 30, 2002, compared to September 30, 2001, are primarily the result of increased revenues and the timing of billings on software licenses. The Company is working to implement actions directed at improving payment terms and reducing days sales outstanding. Cash expenditures in fiscal year 2002 related to retirement and restructuring charges (which are included in operating activities) were approximately $2.8 million, and are expected to be approximately $0.7 million in fiscal year 2003 and $0.4 million in total for all subsequent years, principally for severance and facility costs.

Cash provided by operating activities was $25.0 million for fiscal year 2001, compared with $55.1 million for the prior-year period. The primary sources of cash in the fiscal year 2001 period were (i) increased income before asset impairment charges and depreciation and amortization, (ii) decreased accounts receivable primarily the result of the Company's increased attention to cash collections, and (iii) increased income taxes payable. These sources of cash were offset by (i) decreased accrued expenses, excluding the impact of the GGS sale, (ii) decreased deferred revenue, and (iii) increased other current assets, primarily current deferred taxes. Deferred revenue decreased primarily as a result of prepayment on a maintenance contract in the energy and utilities business in fiscal year 2000; such prepayment did not recur in fiscal year 2001.

The Company's working capital at September 30, 2002, was $178.1 million and at September 30, 2001, was $178.8 million.

Cash used in investing activities was $31.3 million for fiscal year 2002 compared with cash provided of $25.4 million for fiscal year 2001. In the second quarter of fiscal year 2002, cash of $33.0 million was used in the purchase of Sallie Mae's student information systems business and Applied Business Technologies, Inc. ("ABT"). The Sallie Mae acquired business achieved predetermined criteria during fiscal year 2002, and the Company made an additional cash payment of $2.5 million, net of cash acquired, at September 30, 2002. Additional cash payments of up to $5.3 million could be required for the Sallie Mae acquired business over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. Additionally, cash was used in the purchase of investments using the available cash balances from September 30, 2001. Purchases of property and equipment were curtailed in fiscal year 2002 as a result of continuing cost containment measures. Cash of $10.5 million was provided by the sale of the MDS business on May 31, 2002. The proceeds from the sale of the GGS business were reduced by a $3.0 million payment to ACS in the fourth quarter of fiscal year 2002 related to settlement of claims made by ACS. The primary source of cash from investing activities in fiscal year 2001 was the sale of the GGS business.

The $1.0 million and $2.0 million in cash provided by financing activities for fiscal years 2002 and 2001, respectively, consists primarily of proceeds from the exercises of stock options. The cash provided by the exercise of stock options was reduced by the repayment of long-term debt of $2.8 million and $0.7 million in the 2002 and 2001 periods, respectively.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2004 and includes optional annual renewals. There were no borrowings outstanding at September 30, 2002 or 2001. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company has complied with all covenants and conditions at September 30, 2002. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At September 30, 2002, the Company had no letters of credit outstanding and $30 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In October 2000, $27,000 of the convertible subordinated debentures were converted into approximately 1,000 shares of common stock of the Company. The remaining balance of convertible debentures at September 30, 2002, is $74.7 million. If these remaining debentures outstanding were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for the fiscal year 2002, 2001, and 2000 periods and therefore are not included in the denominators for income
(loss) from continuing operations per share - assuming dilution, income (loss) from discontinued operations per share - assuming dilution, or net income (loss) per share - assuming dilution for these periods.

As described in Notes I and L of the Notes to Consolidated Financial Statements, at September 30, 2002, the Company had certain contractual cash obligations, excluding the EUS discontinued operations, which are due as follows (in thousands):

                                                                           Payments Due by Period
                                                  Total        1 Year or Less     1 - 3 Years      3 - 5 Years    After 5 Years
                                                  -----        --------------     -----------      -----------    -------------
Long-term convertible debt (a)                  $  74,723        $     --          $ 74,723         $      --      $       --
Operating leases                                   27,815           5,437             9,268             8,245           4,865
Third-party purchase commitments (b)                3,400           3,400                --                --              --
                                                -----------------------------------------------------------------------------
                                                $ 105,938        $  8,837          $ 83,991         $   8,245      $    4,865
                                                =============================================================================

(a) In several transactions in October 2002, the Company repurchased $40.9 million face value of the $74.7 million 5% convertible subordinated debentures due October 15, 2004. The Company repurchased the convertible debentures at prices ranging from $94 to $96, plus accrued interest. The transaction included $39.2 million principal and interest of $0.9 million for a total payment of $40.1 million including fees. The Company will record a gain of $1.3 million in the first quarter of fiscal year 2003 related to these transactions.

(b) The third-party commitment at September 30, 2002 is with Campus Pipeline, Inc. As more fully described in Note Q of the Notes to Consolidated Financial Statements, the Company acquired Campus Pipeline on October 23, 2002 for $36.4 million and the assumption of certain employee bonus and severance obligations of $5.2 million.

At September 30, 2002, the Company had performance bonds outstanding that could require the Company's performance or cash payment in the event of demands by third parties. The expiration periods of the performance bonds are: less than one year, $0.9 million and one year through three years, $11.3 million.

The Company has guaranteed the obligations under a lease agreement assigned by the Company. Such guarantee is effective through the end of the lease term, which is March 2013. If the current leaseholder fails to meet its payment obligations under the assigned lease, the Company would be responsible for payments up to a maximum of $2.6 million. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material. Should the Company be required to make any payments under the guarantee, it would then seek recourse from the current leaseholder.

The Company believes that its cash and cash equivalents, short-term investments, cash provided by operations, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

Financial Risk Management: The Company invests its cash in a variety of financial instruments, including state and municipal securities, corporate debt securities, and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Historically, the Company's investment income has not been material to the Company's financial results, and the Company does not expect that changes in interest rates will have a material impact on the results of operations. See Note B of the Notes to Consolidated Financial Statements for additional information with respect to the investment portfolio.

The Company also has issued fixed-rate debt, which is convertible to Company stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Company stock. For the years ended September 30, 2002, 2001, and 2000, the Company's convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company's net income per share - assuming dilution. In future periods, the debt may be converted, or the if-converted method may be dilutive and net income per share - assuming dilution would be reduced. See Note I of the Notes to Consolidated Financial Statements for additional information with respect to the Company's long-term debt.

Although the Company conducts business internationally, most of its contracts are denominated in U.S. dollars. The Company's primary international subsidiary's functional currency is the British pound. Foreign currency exposure is limited because most financial assets and liabilities denominated in the foreign currency are short term.

Pending Accounting Standards: In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a significant impact on the Company's results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 required that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. The provisions of SFAS 145 related to the rescission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002, so the Company will adopt SFAS 145 at the beginning of fiscal year 2003. As a result, the gain on the repurchase of debt in the first quarter of fiscal year 2003, as discussed in Note Q - Subsequent Events of the Notes to Consolidated Financial Statements, will not be treated as an extraordinary item.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 during fiscal year 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized as incurred. The impact of SFAS 146 will be dependent upon decisions made by the Company in the future.

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

The Company believes the following critical accounting policies require significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue Recognition: Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to five years in length, and provide a recurring revenue stream throughout the term of the contract. During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $3 million at September 30, 2002. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known. Many of the Company's outsourcing services contracts include contractual termination provisions, which provide for payment of a fee to the Company in the event a client terminates a contract early. The aggregate termination fees under these contracts were approximately $5 million at September 30, 2002.

Software services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the proportional-performance method, which relies on estimates of total expected contract revenues and costs. Since accounting for these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $9 million at September 30, 2002. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount due to contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $12 million at September 30, 2002.

Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. Maintenance and enhancement agreements are billed annually and often billed in arrears, resulting in revenues in excess of billings as revenue is recognized ratably over the contract term. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $17 million at September 30, 2002.

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

Long-Term Investments: The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments. The Company recorded asset impairment charges of $5.4 million and $7.8 million in the third quarter of fiscal year 2002 and the second quarter of fiscal year 2001, respectively. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. Future earnings would be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future writedown in the carrying amount of this investment to recognize an impairment loss due to an other than temporary decline in the value of the investment.

Business Combinations: The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires estimates and assumptions that affect the consolidated financial statements. The Company assigns intangible assets useful lives, which are reassessed on an ongoing basis, ranging from two to 10 years, based on estimates, assumptions, and third-party valuations.

Goodwill and Intangible Assets: The Company evaluates goodwill and other intangibles for potential impairment on an annual basis unless circumstances indicate the need for impairment testing between the annual tests. The judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of the Company. In assessing the recoverability of the Company's goodwill and other intangibles, the Company would make valuation assumptions to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges which could have a material adverse impact on the Company's financial condition and results of operations.

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

Because a significant part of the Company's business results from software licensing, it is characterized by a high degree of operating leverage. The Company bases its expense levels, in significant part, on its expectations of future revenues. Therefore, these expense levels are relatively fixed in the short term. If software-licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase profitability on a quarterly or annual basis in the future. It is, therefore, possible that in one or more future quarters, the Company's operating results will be below expectations. This would likely have an adverse effect on the price of the Company's common stock.

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

The application software industry is characterized by intense competition, rapid technological advances, changes in client requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully, and to continue to develop and market new products and enhancements cost-effectively. This necessitates continued investment in research and development and sales and marketing. There can be no assurance that new industry standards or changing technology will not render the Company's products obsolete or non-competitive, that the Company will be able to develop and market new products successfully, or that the Company's market will accept its new product offerings. Furthermore, software programs as complex as those the Company offers may contain undetected errors or bugs when they are first introduced or as new versions are released. Despite Company and third-party testing, there can be no assurance that errors will not be found in new product offerings. Such errors can cause unanticipated costs and delays in market acceptance of these products and could have a material adverse effect on the Company's business, financial condition, or cash flows. In addition, distribution methods, such as the Internet and other electronic channels, have removed many of the barriers to entry that small and start-up software companies faced in the past. Therefore, the Company expects competition to increase in its market.

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

Intense competition in the market in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software products, hardware products, or services. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

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

During fiscal year 2000, the Company made an investment in WebCT and entered into a strategic alliance with WebCT to exclusively market the WebCT e-learning tools and e-learning hub to the Company's client base. The alliance builds upon the Company's relationship with Campus Pipeline, Inc., and the Company's self-service Web for Students and Web for Faculty products to offer a unified, on-line, connected e-learning solution. This integrated solution enables clients to access information systems, learning tools, online services, campus communication, and community resources through a single point of access. The Company provides the real-time, bi-directional exchange of data between the Company's student information system and the WebCT course environment, eliminating manual synchronization of like information. The continued success of this investment and strategic alliance depends upon: (i) the ability of the Company and WebCT to meet development and implementation schedules for products and to enhance the products over time, (ii) the market acceptance of the products, (iii) the Company's ability to integrate the WebCT products with the Company's products cost-effectively and on a timely basis, and (iv) the ability of WebCT to achieve their financial goals.

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

In the second quarter of fiscal year 2002, the Company acquired the Sallie Mae student information systems business and Applied Business Technologies, Inc. and in October 2002, subsequent to the end of fiscal year 2002, the Company acquired Campus Pipeline, Inc. These acquisitions were entered into in order to increase the Company's opportunities in the higher education market. The success of these acquisitions depends upon: (i) the Company's ability to integrate the acquired products and operations with the Company's products and operations cost-effectively and on a timely basis, (ii) the Company's ability to complete development of and enhance the products acquired efficiently and cost effectively, and (iii) the market acceptance of the products and technologies acquired and the services related thereto. If these acquisitions are not successful, acquired intangibles might become impaired and the Company may be required to record impairment charges that could have a material adverse impact on the Company's financial condition and results of operations.

On May 31, 2002, the Company consummated the sale of its process manufacturing business to Agilisys International Limited. The Company agreed to sell substantially all of the assets of the MDS business for $13.2 million in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds received by the Company were $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale.

The Company previously announced that it had signed a letter of intent for the sale of the Global Energy and Utilities Solutions ("EUS") business. The letter of intent and negotiations with the party who signed the letter of intent have terminated. The Company is continuing in its efforts to sell the EUS business and the business is treated as a discontinued operation in the consolidated statements of operations. The Company expects to recognize a gain on the sale of the EUS business. The success of the Company's efforts to sell the EUS business depends on the Company's ability to attract potential buyers, negotiate a price acceptable to the Company, and agree on terms of sale.

Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions; the success of the Company's new business model; the success of the Company's long-term strategy; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; the Company's ability to complete fixed-price contracts profitably; the Company's ability to sell the EUS business at a profit; and the Company's ability to generate capital gains sufficient to offset the capital losses that are expected to be realized upon the disposition of the investments held by the Company for which the carrying value has been reduced for financial reporting purposes.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by this Item is under the heading Financial Risk Management of Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets

(in thousands, except per share amounts)                                                      September 30,
                                                                                   ---------------------------------
                                                                                       2002                  2001
                                                                                   ---------------------------------
Assets
Current Assets
    Cash and short-term investments                                                  $ 133,574             $ 164,329
    Receivables, including $41,446 and $25,779
        of earned revenues in excess of billings,
        net of allowance for doubtful accounts of
        $4,789 and $5,528                                                               77,824                65,541
    Prepaid income taxes                                                                20,353                   543
    Prepaid expenses and other assets                                                   16,757                14,983
                                                                                   ---------------------------------
Total Current Assets                                                                   248,508               245,396
Property and Equipment -- at cost, net of
    accumulated depreciation                                                            27,265                31,295
Capitalized Computer Software Costs,
    net of accumulated amortization                                                      4,427                 7,045
Goodwill                                                                                28,784                 2,340
Intangible Assets, net of accumulated amortization                                      10,689                 1,219
Other Assets and Deferred Charges                                                       15,169                22,725
Net Assets of Discontinued Operations                                                   31,805                56,487
                                                                                   ---------------------------------
Total Assets                                                                         $ 366,647             $ 366,507
                                                                                   =================================

Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable                                                                 $   6,402             $   6,748
    Current portion of long-term debt                                                       --                 2,771
    Income taxes payable                                                                 1,096                 7,697
    Accrued expenses                                                                    37,995                33,766
    Deferred revenue                                                                    24,948                15,657
                                                                                   ---------------------------------
Total Current Liabilities                                                               70,441                66,639

Long-Term Debt, less current portion                                                    74,723                74,723
Other Long-Term Liabilities                                                              2,912                 3,748
                                                                                   ---------------------------------
Total Liabilities                                                                      148,076               145,110
                                                                                   ---------------------------------

Stockholders' Equity
    Preferred stock, par value $.10 per share -- authorized
        3,000 shares, none issued                                                           --                    --
    Common stock, par value $.01 per share -- authorized
        100,000 shares, issued 38,029 and 37,634                                           380                   376
    Capital in excess of par value                                                     125,586               120,040
    Retained earnings                                                                  117,622               126,697
    Accumulated other comprehensive loss                                                  (583)                 (340)
                                                                                   ---------------------------------
                                                                                       243,005               246,773
Less
    Held in treasury, 4,582 and 4,630 common shares -- at cost                         (24,434)              (24,876)
    Notes receivable from stockholders                                                      --                  (500)
                                                                                   ---------------------------------
                                                                                       218,571               221,397
                                                                                   ---------------------------------
Total Liabilities and Stockholders' Equity                                          $  366,647             $ 366,507
                                                                                   =================================

See notes to consolidated financial statements.

Consolidated Statements of Operations

(in thousands, except per share amounts)                                                  Year Ended September 30,
                                                                                    ------------------------------------------
                                                                                       2002            2001            2000
                                                                                    ------------------------------------------
Revenues
  Outsourcing services                                                              $  33,268        $  38,422      $   41,145
  Software sales and commissions                                                       36,259           30,196          28,471
  Maintenance and enhancements                                                         82,265           71,145          63,008
  Software services                                                                    81,765           63,330          61,474
  Interest and other income                                                             3,981            5,190           2,316
                                                                                    ------------------------------------------
                                                                                      237,538          208,283         196,414
                                                                                    ------------------------------------------
Expenses
  Cost of outsourcing services                                                         25,961           30,181          32,080
  Cost of software sales, commissions,
   maintenance and enhancements                                                        53,990           46,235          39,820
  Cost of software services                                                            64,123           49,998          48,440
  Selling, general and administrative                                                  65,887           56,746          54,038
  Retirement and restructuring charge                                                   4,874            2,485           1,000
  Asset impairment charge                                                               5,425            7,831              --
  Equity in losses of affiliates                                                           --               --           4,761
  Interest expense                                                                      4,203            4,201           4,346
                                                                                    ------------------------------------------
                                                                                      224,463          197,677         184,485
                                                                                    ------------------------------------------


Income from continuing operations before income taxes                                  13,075           10,606          11,929
Provision for income taxes                                                              5,590            4,219           5,097
                                                                                    ------------------------------------------

Income from continuing operations                                                       7,485            6,387           6,832

Discontinued operations
 Income (loss) from discontinued operations, adjusted for applicable
  provision (benefit) for income taxes of $(967), $(6,558), and $1,712                 (6,939)         (11,724)          1,796
 Gain (loss) on sale of discontinued operations, net of
  income tax provision (benefit) of $(4,651), $13,111, and $0                          (9,621)          20,155              --
                                                                                    ------------------------------------------
Income (loss) from discontinued operations                                            (16,560)           8,431           1,796
                                                                                    ------------------------------------------
Net income (loss)                                                                   $  (9,075)       $  14,818      $    8,628
                                                                                    ==========================================

Income from continuing operations
  per common share                                                                  $    0.23        $    0.19      $     0.21
  per share -- assuming dilution                                                    $    0.22        $    0.19      $     0.20

Income (loss) from discontinued operations
  per common share                                                                  $   (0.50)       $    0.26      $     0.06
  per share -- assuming dilution                                                    $   (0.49)       $    0.25      $     0.05

Net income (loss)
  per common share                                                                  $   (0.27)       $    0.45      $     0.27
  per share -- assuming dilution                                                    $   (0.27)       $    0.45      $     0.26

Common shares and equivalents outstanding
  average common shares                                                                33,240           32,842          32,391
  average common shares -- assuming dilution                                           33,608           33,278          33,624

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands, except per share amounts)                                                     Year Ended September 30,
                                                                                   -----------------------------------------------
                                                                                          2002             2001            2000
                                                                                   -----------------------------------------------
Operating Activities
Net income (loss)                                                                      $   (9,075)       $  14,818       $   8,628
Adjustment to reconcile net income (loss) to net cash provided by operating activities
  (Gain) loss on sale of discontinued operations                                           14,272          (33,266)             --
  Asset impairment charge                                                                   5,425            7,831              --
  WebCT commission income                                                                      --           (2,700)             --
  Equity in losses of affiliate                                                                --               --           4,761
  Gain on sale of product line                                                                 --               --          (5,988)
  Depreciation and amortization                                                            20,540           27,754          27,760
  Provision for doubtful accounts                                                           2,127            5,129           3,111
  Deferred tax provision (benefit)                                                          2,547          (11,529)         (5,375)
  Noncash charges related to retirement and restructuring charges                           1,525              604              --
  Noncash charges related to discontinued operations                                        1,645            3,150              --
  Loss on disposal of property and equipment                                                  595            1,022             336
  Income tax benefit from exercise of nonqualified stock options                              345            2,077             628
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables                                                       (7,065)           8,407           7,134
  (Increase) decrease in prepaid income taxes                                             (19,810)           8,421          (2,617)
  (Increase) decrease in other current assets                                                 675          (14,800)          2,064
  Increase (decrease) in accounts payable                                                  (2,330)           1,249          (3,363)
  Increase (decrease) in income taxes payable                                              (6,601)          19,015           2,085
  Increase (decrease) in accrued expenses                                                  (8,194)         (13,090)          1,493
  Increase (decrease) in other long-term liabilities                                         (117)           2,878              --
  Increase (decrease) in deferred revenue                                                   4,230           (5,832)         15,522
  (Increase) decrease in other operating assets and deferred charges                          881            3,834          (1,050)
                                                                                   -----------------------------------------------
Net Cash Provided by Operating Activities                                                  1, 615           24,972          55,129
                                                                                   -----------------------------------------------

Investing Activities
Purchase of property and equipment                                                         (5,646)          (9,910)         (9,308)
Proceeds from the sale of property and equipment                                            1,450               --              --
Capitalized computer software costs                                                          (751)            (962)         (3,866)
Purchase of investments available for sale                                                (88,902)         (97,920)        (18,947)
Proceeds from the sale or maturity of investments available for sale                       91,124           52,172           6,606
Purchase of businesses, net of cash acquired                                              (36,019)          (3,009)         (3,189)
Purchase of long-term investments                                                              --               --         (10,043)
Proceeds from sale of discontinued operations                                               7,476           85,000              --
Proceeds from sale of assets                                                                   --               --           2,000
                                                                                   -----------------------------------------------
Net Cash Provided By (Used In) Investing Activities                                       (31,268)          25,371         (36,747)
                                                                                   -----------------------------------------------

Financing Activities
Repayment of borrowings                                                                    (2,771)            (712)        (17,451)
Proceeds from borrowings, net of issuance costs                                                --               --          16,800
Issuance of Company stock                                                                     442               35              --
Decrease in notes receivables from stockholders                                               500              110              --
Proceeds from exercise of stock options                                                     2,827            2,544           4,394
                                                                                   -----------------------------------------------
Net Cash Provided By Financing Activities                                                     998            1,977           3,743
                                                                                   -----------------------------------------------


Increase (decrease) in cash & cash equivalents                                            (28,655)          52,320          22,125
                                                                                   -----------------------------------------------
Cash and cash equivalents at beginning of year                                            101,475           49,155          27,030
                                                                                   -----------------------------------------------
Cash and cash equivalents at end of year                                               $   72,820        $ 101,475       $  49,155
                                                                                   ===============================================

Supplemental Information
Noncash investing and financing activities:
  Noncash changes in capital in excess of par value, primarily
    extension of stock options                                                         $    2,356        $      --       $      --
  Purchase of businesses -- noncash portion                                                    --              500           2,117
  Conversion of subordinated debentures to common stock                                        --               27              --
  Purchase of long-term investments -- noncash portion                                         --               --           5,980
  Proceeds from sale of product line -- noncash portion                                        --               --           4,520

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(in thousands)                                                                                        Accumulated
                                                       Common       Capital in                              Other
                                                        Stock           Excess       Retained       Comprehensive      Treasury
                                                    Par Value     of Par Value       Earnings       Income (Loss)         Stock
                                                    ---------     ------------       --------       -------------         -----
Balance at September 30, 1999                            $367         $110,230       $103,251              $  (51)     $(24,911)
Stock issued under stock option plans,
   including tax benefits, 529 shares                       5            5,017              -                   -             -
Comprehensive income
   Other comprehensive loss                                 -                -              -                (489)            -
   Net income, year ended September 30, 2000                -                -          8,628                   -             -

Total comprehensive income                                  -                -              -                   -             -

Balance at September 30, 2000                             372          115,247        111,879                (540)      (24,911)
                                                    ---------------------------------------------------------------------------

Stock issued under stock option plans,
   including tax benefits,  369 shares                      4            4,766              -                   -             -
Stock issued on bond conversion, 1 shares                   -               27              -                   -             -
Stock issued under ESPP, 23 shares                          -                -              -                   -           183
Collections on notes receivable from shareholders           -                -              -                   -          (148)
Comprehensive income
   Other comprehensive income                               -                -              -                 200             -
   Net income, year ended September 30, 2001                -                -         14,818                   -             -

Total comprehensive income                                  -                -              -                   -             -

Balance at September 30, 2001                             376          120,040        126,697                (340)      (24,876)
                                                    ---------------------------------------------------------------------------

Stock issued under stock option plans,
   including tax benefits,  395 shares                      4            5,546              -                   -             -
Stock issued under ESPP, 48 shares                          -                -              -                   -           442
Collections on notes receivable from shareholders           -                -              -                   -             -
Comprehensive loss
   Other comprehensive loss                                 -                -              -                (243)            -
   Net loss, year ended September 30, 2002                  -                -         (9,075)                  -             -

Total comprehensive loss                                    -                -              -                   -             -

Balance at September 30, 2002                            $380         $125,586       $117,622              $ (583)     $(24,434)
                                                    ===========================================================================


                                                                 Notes
                                                            Receivable           Total
                                                                  from   Stockholders'
                                                          Stockholders          Equity
                                                          ------------          ------

Balance at September 30, 1999                                    $(610)       $188,276
Stock issued under stock option plans,
   including tax benefits, 529 shares                                -           5,022
Comprehensive income
   Other comprehensive loss                                          -            (489)
   Net income, year ended September 30, 2000                         -           8,628
                                                                             ---------
Total comprehensive income                                           -           8,139
                                                                             ---------
Balance at September 30, 2000                                     (610)        201,437
                                                    ----------------------------------

Stock issued under stock option plans,
   including tax benefits, 369 shares                                -           4,770
Stock issued on bond conversion, 1 shares                            -              27
Stock issued under ESPP, 23 shares                                   -             183
Collections on notes receivable from shareholders                  110             (38)
Comprehensive income
   Other comprehensive income                                        -             200
   Net income, year ended September 30, 2001                         -          14,818
                                                                             ---------
Total comprehensive income                                           -          15,018
                                                                             ---------
Balance at September 30, 2001                                     (500)        221,397
                                                    ----------------------------------

Stock issued under stock option plans,
   including tax benefits,  395 shares                               -           5,550
Stock issued under ESPP, 48 shares                                   -             442
Collections on notes receivable from shareholders                  500             500
Comprehensive loss
   Other comprehensive loss                                          -            (243)
   Net loss, year ended September 30, 2002                           -          (9,075)
                                                                             ---------
Total comprehensive loss                                             -          (9,318)
                                                                             ---------

Balance at September 30, 2002                                    $   -        $218,571
                                                    ==================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note A -- Significant Accounting Policies
-----------------------------------------

Basis of Presentation: During the quarter ended June 30, 2002, the Company completed the sale of the Global Manufacturing & Distribution Solutions ("MDS") business and announced the discontinuation of the Global Energy and Utilities Solutions ("EUS") business. During the quarter ended June 30, 2001, the Company completed the sale of its Global Government Systems ("GGS") business. The MDS, EUS, and GGS businesses are accounted for as discontinued operations, and, accordingly, amounts in the consolidated balance sheets and statements of operations and related notes for all periods presented have been restated to reflect discontinued-operations accounting.

Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries (the "Company"). Intercompany items have been eliminated in consolidation.

Nature of Operations: The Company develops, licenses, and supports a suite of enterprise software; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company's market is higher education. The Company's focus on one vertical market enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

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

Revenue Recognition: During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected on the Company's Consolidated Balance Sheet as unbilled accounts receivable. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. All of the unbilled receivables at September 30, 2002, resulting from outsourcing services contracts are expected to be billed within the normal 12-month business cycle, although additional unbilled receivables are expected to be generated as the contracts continue. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

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

For client arrangements that include license fees and implementation and other professional services, the portion of the fees related to software licenses is generally recognized in the current period, while the portion of the fees related to implementation and other professional services is recognized as such services are performed. The Company does not separately present the cost of maintenance and enhancements revenues because it is impracticable to separate such cost from the cost of software sales. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount due to contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled receivables. The Company's policy is to charge interest on or discount unbilled services receivables not expected to be billed within one year, which were approximately $0.8 and $0.4 million at September 30, 2002 and 2001, respectively. The Company classifies such receivables as current assets consistent with its business cycle.

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

Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. Maintenance and enhancement agreements are billed annually and often billed in arrears, resulting in revenues in excess of billings as revenue is recognized ratably over the contract term.

The Company provides software-related services, including systems implementation and integration services. Services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the proportional-performance method, which relies on estimates of total expected contract revenues and costs. Since accounting for these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

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

The fair values of short-term investments (as disclosed in Note B) and long-term debt (as disclosed in Note I) are estimated using quoted market values.

Property and Equipment: Property and equipment are recorded at cost. Equipment is depreciated over its estimated useful life, for periods ranging from three to 10 years, using the straight-line method. Buildings and related improvements are depreciated using the straight-line method, for periods up to 30 years.

Long-Lived Assets: Through September 30, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives ranging from five to 20 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which resulted in discontinuing the amortization of goodwill. Under SFAS 142, goodwill will instead be carried at its book value as of October 1, 2001, and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. However, under the terms of SFAS 142, identifiable intangibles with identifiable lives will continue to be amortized for periods ranging from two to 10 years (See Note G).

The Company evaluates goodwill and other intangibles for potential impairment on an annual basis unless circumstances indicate the need for impairment testing between the annual tests. The judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of the Company. In assessing the recoverability of the Company's goodwill and other intangibles, the Company would make valuation assumptions to determine the fair value of the respective assets.

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

Business Segments: As a result of the discontinuation of the Global Energy and Utilities Solutions business at the end of third quarter of fiscal year 2002 and the sales of the Global Manufacturing & Distribution Solutions business on May 31, 2002, and Global Government Systems on June 29, 2001, the Company currently has one reportable segment: Global Education Solutions. The accompanying financial statements and related notes, exclusive of discontinued operations, reflect the operations of the Global Education Solutions business.

The following table presents revenues by country based on location of the customer and property by country based on location of the asset (in thousands):

                     ---------------------------------- ----------------------------------  ----------------------------------
                                   2002                               2001                                2000
                     ---------------------------------- ----------------------------------  ----------------------------------
                                             Long-Lived                         Long-Lived                          Long-Lived
                            Revenues             Assets       Revenues              Assets         Revenues             Assets
                            --------             ------       --------              ------         --------             ------
United States         $      211,238      $      85,789  $    184,071        $      63,344   $      177,825        $    71,060
Other Countries               22,319                545        19,022                1,280           16,273              1,084
                     ---------------------------------- ----------------------------------  ----------------------------------
Total                 $      233,557      $      86,334  $    203,093        $      64,624   $      194,098        $    72,144
                     ================================== ==================================  ==================================

Income Per Share: Net income per common share excludes the dilutive effect of both stock options and convertible debentures. Net income per share - assuming dilution includes the dilutive effect of both stock options and convertible debentures even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of net income per common share and net income per share - assuming dilution follows (in thousands, except per share amounts):

Year Ended September 30,                                         2002                 2001                 2000
------------------------                                         ----                 ----                 ----
Numerator
Income from continuing operations
   available to common stockholders                             $7,485               $6,387               $6,832

Discontinued operations:
   Income (loss) from discontinued operations,
      net of income taxes                                       (6,939)             (11,724)               1,796
   Gain (loss) on sale of discontinued operations,
      net of income taxes                                       (9,621)              20,155                   --
                                                             ---------            ---------            ---------
Income (loss) from discontinued operations                     (16,560)               8,431                1,796

Net income (loss) available to common
   stockholders after assumed conversions                      $(9,075)             $14,818               $8,628
                                                             ===================================================


Denominator
Weighted average common shares                                  33,240               32,842               32,391

Effect of dilutive securities:
   Employee stock options                                          368                  436                1,233
                                                             ---------            ---------            ---------
Weighted average common shares
   assuming dilution                                            33,608               33,278               33,624
                                                             ===================================================

Income from continuing operations
   per common share                                              $0.23                $0.19                $0.21
   per share -- assuming dilution                                $0.22                $0.19                $0.20

Income (loss) from discontinued operations
   per common share                                             $(0.50)               $0.26                $0.06
   per share -- assuming dilution                               $(0.49)               $0.25                $0.05

Net income (loss)
   per common share                                             $(0.27)               $0.45                $0.27
   per share -- assuming dilution                               $(0.27)               $0.45                $0.26

The Company has $74.7 million of convertible debentures bearing interest at 5% and maturing on October 15, 2004, that were issued in October 1997. If these debentures were converted, 2.8 million additional shares would be added to common shares outstanding. These debentures were antidilutive for fiscal years 2002, 2001, and 2000 and therefore are not included in the above denominators for income from continuing operations per share - assuming dilution, income
(loss) from discontinued operations per share - assuming dilution, or net income per share - assuming dilution.

As more fully described in Note Q - Subsequent Events, the Company repurchased $40.9 million face value of the $74.7 million debentures. If these debentures were repurchased before September 30, 2002, the 2.8 million potentially dilutive shares discussed above would have been reduced by up to 1.6 million shares.

Stock-based Compensation: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," ("FIN 44"), which became effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operation. As required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company provides pro forma disclosure of net income and earnings per share (See Note J).

Accumulated Other Comprehensive Income: Accumulated other comprehensive income
(loss) as of September 30, 2002, 2001, and 2000 is as follows (in thousands):

                                                       Foreign Currency       Unrealized Gain (Loss)
                                                Translation Adjustments     on Marketable Securities                        Total
Balance at September 30, 1999                   $                  (48)     $                    (3)        $                (51)

Current-period change                                             (488)                          (1)                        (489)
                                                -----------------------     -----------------------        ----------------------
Balance at September 30, 2000                                     (536)                          (4)                        (540)
Current-period change                                               10                          190                          200
                                                -----------------------     -----------------------        ----------------------
Balance at September 30, 2001                                     (526)                         186                         (340)
Current-period change                                             (402)                         159                         (243)
                                                -----------------------     -----------------------        ----------------------
Balance at September 30, 2002                   $                 (928)     $                   345        $                (583)
                                               ==================================================================================

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

Pending Accounting Standards: In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144, which replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a significant impact on the Company's results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 required that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. The provisions of SFAS 145 related to the rescission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002, so the Company will adopt SFAS 145 at the beginning of fiscal year 2003. As a result, the gain on the repurchase of debt in the first quarter of fiscal year 2003, as discussed in Note Q - Subsequent Events, will not be treated as an extraordinary item.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 during fiscal year 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized as incurred. The impact of SFAS 146 will be dependent upon decisions made by the Company in the future.

Reclassifications: Certain prior-year information has been reclassified to conform with the current-year presentation.

Note B -- Cash and Investments
------------------------------

Short-term investments consist of corporate and municipal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At September 30, 2002 and 2001, the portfolio of securities was classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as a current asset.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as realized gains and losses, are included in Interest and Other Income. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Gross realized gains and losses on sales of available-for-sale securities were immaterial in fiscal years 2002 and 2001.


(in thousands)                                               September 30,
                                                          2002          2001

Cash and cash equivalents                              $72,820      $101,475
Short-term investments, including accrued
     interest of $701 and $327 (amortized cost
     of $60,206 and $62,584), respectively              60,754        62,854
                                                      ----------------------
Cash and short-term investments                       $133,574      $164,329
                                                      ======================



The contractual maturities of short-term investments held at September 30, 2002, are (in thousands):

                                                           Weighted Average
                                           Amortized            Contractual
                              Fair Value        Cost          Interest Rate
Less than 1 year                  $5,827      $5,752                   3.1%
1 - 3 years                       53,959      53,440                   3.8%
Greater than 3 years                 968       1,014                   6.6%
                              ----------------------
Total                            $60,754     $60,206
                              ======================


In June 2000, the Company sold its SCT Learning Suite distance-learning course-creation tools to WebCT, Inc., a privately held Internet company, in return for common stock of WebCT valued at $2.5 million at the time of the sale. The Company acquired the SCT Learning Suite tools in the August 1999 acquisition of RSMART Learning Systems Corporation. In the quarter ended June 30, 2000, the Company recorded a gain of $0.4 million related to this sale. This gain was reduced to zero as the Company agreed to make concessions to former SCT Learning Suite clients in the fourth quarter of fiscal year 2000. As part of the transaction, the Company signed a three-year noncompete agreement in exchange for common stock of WebCT valued at $3.5 million at the time of the sale. The Company made an additional $10.0 million investment in preferred stock of WebCT. The Company has the ability to earn additional equity in WebCT in the future through performance-based compensation pursuant to a joint marketing agreement. This compensation depends on delivery of commitments from schools choosing WebCT as their primary supported enterprise-wide course-tools platform.

The fair value of the investment in WebCT, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments discussed below. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. In the second quarter of fiscal year 2001, the Company recorded asset impairment charges of $7.8 million related to this investment. In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company earned these shares as a result of the joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. Commissions in the form of shares of WebCT can continue to be earned as additional schools license this product now that this threshold has been met. During the third quarter of fiscal year 2002, the Company recorded asset impairment charges of $5.4 million and wrote-off the noncompete agreement, which had a carrying value of $1.5 million, further reducing the carrying value of the investment in WebCT to $4.0 million, which is included in other assets and deferred charges in the consolidated balance sheet. At September 30, 2002, the Company owns approximately 11% of the voting shares of WebCT.

The Company made a series of investments in Campus Pipeline, Inc. As of September 30, 2002, the Company held an approximately 59% interest in the common stock of this affiliate, with a carrying amount of zero. The Company determined that it did not control Campus Pipeline because there were fully voting convertible preferred shares outstanding that lowered the Company's voting interest to approximately 43%. Therefore, the Company accounted for its investment using the equity method of accounting. The Company's portion of Campus Pipeline losses recognized in fiscal years 2000 and 1999 is $7.9 million. On October 23, 2002, the Company acquired all of the outstanding shares of Campus Pipeline, Inc. for cash pursuant to an agreement dated September 30, 2002. (See Note Q.)

Note C -- Acquisitions
----------------------

Effective January 10, 2002, the Company acquired USA Education, Inc.'s (commonly known as "Sallie Mae") student information systems business (the "business"). Under the terms of the agreement, the Company acquired Sallie Mae's Exeter Student Suite and Perkins/Campus Loan Management product lines and related resources based in Cambridge, MA for approximately $19.6 million cash. This amount included a contingent payment made on September 30, 2002, of $4.1 million for cash of $1.6 million and additional tangible and intangible assets. The Company could make further cash payments of up to $5.3 million over the next four years, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. If any subsequent payments are made, they will be treated as additional consideration and will increase the amount recorded as goodwill. The Company recorded goodwill of $11.8 million related to the acquisition, all of which is deductible for tax purposes. Included in goodwill is $1.4 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $5.4 million of purchased software and $0.8 million of other intangibles. The weighted-average amortization period is 6 years, 5 years for purchased software and 10 years for other intangibles. The Company purchased the business to increase its market opportunities in the larger school market. The product lines purchased include an Oracle-based set of solutions and technology, certain components of which are expected to be integrated into the Company's product lines, and a Microsoft-based solution that will allow clients a technology choice.

In February 2002, the Company acquired the capital stock of Applied Business Technologies, Inc. ("ABT") for $16.7 million cash. As a result, the Company acquired ABT's PowerCAMPUS, IQ.Web and PocketCAMPUS Mobile applications, related resources in Newtown Square, PA, and ABT's customer base. The Company recorded goodwill of $14.7 million related to the acquisition, of which $4.5 million is deductible for tax purposes. Included in goodwill is $0.5 million of costs, including professional fees and other costs directly related to the acquisition. Intangible assets acquired included $2.8 million of purchased software and $1.8 million of other intangibles. The weighted-average amortization period is 6 years, 5 years for purchased software and 10 years for other intangibles. The completion of this transaction provides the Company with an expanded market share in small to mid-sized institutions (enrollment under 2,500). It also allows the Company to expand its current technology offerings to institutions that have a preference for Microsoft, which provides a technology that is both affordable and easy to manage.

In August 2000, the Company acquired the assets of the EnerLink business unit from Science Applications International Corporation for cash consideration of $3.4 million, $0.5 million of which was paid in fiscal year 2002. These assets were allocated to the Global Energy and Utilities Solutions business, which is classified as a discontinued operation at September 30, 2002.

The EnerLink business unit was a complex billing and rates management software developer for the energy and utilities marketplace. Under the terms of the purchase agreement, the Company could pay additional cash consideration of $8.0 million over the four years following the acquisition date contingent upon the revenue derived from the license or other sale of the EnerLink software over that period. The Company was not required to make an additional payment under these terms in fiscal years 2002 or 2001; however, the Company could be required to make additional payments over the next two years. The Company recorded costs in excess of fair value of net assets acquired of $0.5 million related to the acquisition. This acquisition gave the EUS business increased charge-handling and billing capabilities, including interval data collections and calculations, which support real-time energy pricing and meter-data acquisition.

In April 2000, the Company acquired the assets of a division of Pinnacle Software Corporation for consideration of $2.4 million. The acquired business included an established workforce of 16 employees who had provided maintenance and enhancement services to some of the Company's higher education clients over the prior 10 years. It also included Pinnacle's reporting-solutions product, which enhances the financial-reporting and report-distribution capabilities of universities using some of the Company's administrative applications.

The results of operations of these acquired entities are included in the consolidated financial statements from the date of the respective entities' acquisitions. The pro forma effect of these acquisitions on operations is immaterial.


Note D -- Divestitures
----------------------

During the third quarter of fiscal year 2002, the Company declared the Global Energy and Utilities Solutions ("EUS") business as discontinued and announced that it had signed a letter of intent for the sale of the EUS business. The letter of intent and negotiations with the party who signed the letter of intent were terminated in the fourth quarter of fiscal year 2002, however, the Company is continuing in its efforts to sell the EUS business and the EUS business is treated as a discontinued operation in the consolidated balance sheets, consolidated statements of operations and related footnotes. The Company expects to recognize a gain on the sale of the EUS business. For business segment reporting, EUS was previously reported as a separate segment. Revenues from the EUS business were $74.2, $87.7, and $88.3 million for the years ending September 30, 2002, 2001, and 2000 respectively. The income (loss) from discontinued operations, net of taxes, for the years ending September 30, 2002, 2001, and 2000 was $(2.5), $(1.1) and $4.1 million, respectively. The net assets of discontinued operations at September 30, 2001, were $27.8 million. Net assets of the discontinued operation were $31.8 million as of September 30, 2002, comprised of the following (in thousands):

        Accounts receivable                                 $ 15,850
        Prepaid expenses and other receivables                   864
        Property and equipment                                15,486
        Capitalized computer software costs                    3,661
        Goodwill                                               1,056
        Intangible assets                                      1,889
        Deferred taxes and other assets                        3,887
        Current liabilities                                  (10,888)
                                                        ------------
        Net Assets of Discontinued Operations               $ 31,805
                                                        ============

The EUS business has a purchase commitment with Enlogix CIS L.P. to purchase development expertise in the form of labor hours, which the business is utilizing in its development efforts. The purchase commitment extends through December 22, 2005. During the remainder of the term of the commitment, the business will purchase approximately $3.7 million of labor hours at agreed upon labor rates, which approximate the Company's fully costed labor rates.

On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions ("MDS") business to Agilisys International Limited ("Agilisys"), a company organized under the laws of the Cayman Islands, pursuant to an Asset Purchase Agreement dated April 10, 2002. As of the end of the second quarter of fiscal year 2002, the Company had declared MDS a discontinued business; the results of MDS have been reported separately as discontinued operations in the prior year balance sheet, consolidated statements of operations, and related footnotes. For business segment reporting, MDS was previously reported as a separate segment. The Company agreed to sell substantially all of the assets of MDS for $13.2 million in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds received by the Company were $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale. The Company recorded a loss of $7.3 million on the sale, net of a $3.5 million tax benefit. MDS revenues for the eight-month period ending May 31, 2002 and the years ending September 30, 2001 and 2000 were $22.1, $55.5, and $62.1 million, respectively. The loss from discontinued operations, net of taxes, for the 2002 eight-month period and the years ending September 30, 2001 and 2000 was $4.4, $7.8, and $5.0 million, respectively. The net assets of discontinued operations at September 30, 2001, were $28.7 million (net assets of the discontinued operation were $15.8 million at the date of the sale) comprised of the following (in thousands):

        Accounts receivable                                       $9,293
        Prepaid expenses and other receivables                       861
        Property and equipment                                     2,856
        Capitalized computer software costs                          970
        Goodwill                                                   9,821
        Intangible assets                                          4,545
        Deferred tax asset                                         9,637
        Current liabilities                                       (9,284)
                                                             -----------
        Net Assets of Discontinued Operations                   $ 28,699
                                                             ===========

On June 29, 2001, the Company completed the sale of its Global Government Solutions ("GGS") business to Affiliated Computer Services, Inc., ("ACS"), realizing cash proceeds of $85.0 million. These proceeds were reduced by a $3.0 million payment to ACS in the fourth quarter of fiscal year 2002, which was provided for at September 30, 2001, related to settlement of claims made by ACS. As a result of the disposition, the Company identified opportunities to further reduce and consolidate certain corporate functions, and provided a reserve of $12.8 million for severance and real-estate-related costs associated with such actions. The Company provided an additional $3.5 million reserve for real-estate-related costs as of September 30, 2002. As of September 30, 2002, $6.7 million, which is primarily included in accrued expenses, remained accrued for the completion of these actions. After this provision, the sale resulted in a pretax gain of $29.8 million, which net of $12.0 million of income taxes, resulted in a gain on sale of discontinued operations of $17.8 million. The results of GGS have been reported separately as discontinued operations in the consolidated statements of operations. Prior-year consolidated balance sheets and statements of operations have been restated to present GGS as a discontinued operation. For business segment reporting purposes, GGS data were previously reported as a separate segment. Revenues from the GGS business were $65.7 and $95.9 million for the years ending September 30, 2001 and 2000, respectively. The income (loss) from discontinued operations, net of taxes, for the years ending September 30, 2001 and 2000 was $(2.8) and $2.7 million, respectively. Included in the GGS loss for the fiscal year 2001 period was a pretax asset impairment charge of $1.8 million.


Note E -- Property and Equipment
--------------------------------

(in thousands)                                          September 30,
                                               -----------------------------
                                                   2002                 2001
                                               -----------------------------
Land                                            $   998              $   998
Building and building improvements               16,810               16,497
Computer equipment and software                  32,807               29,871
Other equipment, furniture,
   fixtures, and leasehold
   improvements                                  27,757               27,679
                                               -----------------------------
                                                 78,372               75,045

Less accumulated depreciation                    51,107               43,750
                                               -----------------------------
                                                $27,265              $31,295
                                               =============================

Depreciation expense for the years ended September 30, 2002, 2001, and 2000 was $8.8, $9.3, and $8.8 million, respectively.

Note F -- Other Assets and Deferred Charges
-------------------------------------------

(in thousands)                                           September 30,
                                               ----------------------------
                                                    2002              2001
                                               ----------------------------
Deferred tax assets                              $ 6,938           $ 5,132
Long-term investments                              3,975            10,850
Long-term receivables                              1,985             3,722
Deferred debt issuance expenses (a) (b)              711             1,060
Deferred costs and sales
  commissions related to outsourcing
  services contracts in progress (a) (c)             755               650
Other                                                805             1,311
                                               ----------------------------
                                                $ 15,169          $ 22,725
                                               ============================

(a) Shown net of accumulated amortization.
(b) Amortized over the term of the related debt.
(c) Amortized over the remaining term of the outsourcing service contract.

Note G -- Goodwill and Intangible Assets
----------------------------------------

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which resulted in discontinuing the amortization of goodwill. Under SFAS 142, goodwill will instead be carried at its book value as of October 1, 2001, and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. However, under the terms of SFAS 142, identifiable intangibles with identifiable lives will continue to be amortized.

The Company's goodwill was $28.8 and $2.3 million at September 30, 2002 and 2001, respectively. The increase in goodwill at September 30, 2002, is the result of the Sallie Mae and ABT acquisitions (see Note C). The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will be required to test the value of its goodwill at least annually.

The following table sets forth the Company's amortized and unamortized intangible assets at the periods indicated (in thousands):

                                           September 30, 2002                        September 30, 2001
                                    Gross Carrying      Accumulated        Gross Carrying     Accumulated
                                        Amount          Amortization            Amount        Amortization
                                        ------          ------------            ------        ------------
Amortized intangible assets
     Purchased software              $      12,462      $    (4,558)         $     4,284       $   (4,065)
     Covenants-not-to-compete                6,065           (5,687)               6,000           (5,000)
     Customer relationships                  1,652             (110)                  --               --
                                     -------------------------------         -----------------------------
                                     $      20,179      $   (10,355)         $    10,284       $   (9,065)
                                     ===============================         =============================

Unamortized intangible assets
     Trademarks                      $         865                           $        --
                                     -------------                           -----------
                                     $         865                           $        --
                                     =============                           ===========

Estimated amortization expense for amortized intangible assets for the next five fiscal years ending September 30, are as follows (in thousands):

       Fiscal year
           2003          $ 2,239
           2004            1,813
           2005            1,801
           2006            1,801
           2007            1,455
        Thereafter           715
                         -------
          Total          $ 9,824
                         =======

Amortization expense on intangible assets was $1.3, $0.8, and $0.6 million for the years ended September 30, 2002, 2001, and 2000, respectively.

The following table discloses the effect on net income and earnings per share of excluding amortization expense related to goodwill, which was recognized in the years ended September 30, 2001 and 2000 as if such goodwill had been recognized in accordance with SFAS 142 (in thousands, except per share amounts).

                                                                      Year Ended September 30,
                                                           2002                    2001                   2000
Reported net income                               $      (9,075)          $      14,818           $      8,628
Plus:  Goodwill amortization, net of taxes                   --                     131                    172
                                                 -------------------------------------------------------------
Adjusted net income                               $      (9,075)          $      14,949           $      8,800
                                                 =============================================================

Per common share:
Net income                                        $       (0.27)          $        0.45           $       0.27
Goodwill amortization                             $        0.00           $        0.00           $       0.00
                                                 -------------------------------------------------------------
Adjusted net income                               $       (0.27)          $        0.46           $       0.27
                                                 =============================================================

Per share -- assuming dilution:
Net income                                        $       (0.27)          $        0.45           $       0.26
Goodwill amortization                             $        0.00           $        0.00           $       0.00
                                                 -------------------------------------------------------------
Adjusted net income                               $       (0.27)          $        0.45           $       0.26
                                                 =============================================================

Note H -- Accrued Expenses
--------------------------

(in thousands)                                       September 30,
                                           -----------------------------
                                               2002                 2001
                                           -----------------------------
Accrued costs related to
   discontinued operations                  $ 7,532              $ 5,372
Accrued employee compensation                 7,485                4,510
Accrued payroll withholdings                  4,740                7,736
Accrued third party licenses                  3,226                3,738
Other                                        15,012               12,410
                                           -----------------------------
Total accrued expenses                      $37,995              $33,766
                                           =============================

Note I -- Long-Term Debt
------------------------


(in thousands)                                       September 30,
                                           -----------------------------
                                               2002                 2001
                                           -----------------------------
5% convertible subordinated
   debentures, due October 15, 2004         $74,723              $74,723
Financing agreement                              --                2,771
                                           -----------------------------
Total Long-Term Debt                         74,723               77,494
Less current portion                             --                2,771
                                           -----------------------------
Long-Term Debt, net of current portion      $74,723              $74,723
                                           =============================


In 1997, the Company issued $74.7 million of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000, at prices from 102.5% of par decreasing to par on October 15, 2003. The fair value, based on quoted market values, of the convertible subordinated debentures at September 30, 2002, was $63.5 million. The Company has 2.8 million shares reserved for issuance related to these debentures. In October 2000, $27 thousand of the convertible subordinated debentures were converted into approximately one thousand shares of common stock of the Company. In several transactions in October 2002, the Company repurchased $40.9 million face value of the debentures. See Note Q.

The Company has a $30 million senior revolving credit agreement, which terminates in June 2004 with optional annual renewals. There were no borrowings outstanding at September 30, 2002 or 2001. The interest rate under the agreement is based on one of three formulae: one tied to the prime rate of the lender, one at a rate offered by the bank, and another tied to the London Inter-Bank Offered Rate ("LIBOR"). The commitment fee on the unused funds available for borrowing under the agreement is 5/16%. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company has complied with all covenants and conditions at September 30, 2002. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

In August 1997, the Company entered into a $4.3 million financing agreement in connection with an outsourcing services contract. The balance of the agreement was paid off at June 30, 2002. At September 30, 2002, the Company had no remaining obligations in regard to this agreement.

Interest paid during the years ended September 30, 2002, 2001, and 2000, was $3.9, $3.8, and $4.0 million, respectively.


Note J -- Benefit Plans
-----------------------

Stock Option Plans: The Company has stock option plans for the benefit of its key employees and nonemployee directors that provide for the grant of options to purchase the Company's common stock at an exercise price per share equal to the closing price of the Company's common stock on the grant date.

The Company's 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At September 30, 2002, only stock options have been issued pursuant to the plan.

There were 1,805,000 shares of common stock reserved for future grants under the stock option plans at September 30, 2002. The outstanding stock options expire on various dates through 2012. Options granted to employees generally have 10-year terms and vest and become fully exercisable at the end of three years of continued employment. There are 940,000 options granted to senior management that have 10-year terms and vest and become exercisable in five years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 2002, all of these options were exercisable. There are 728,000 options granted to senior management that have 10-year terms and vest and become exercisable in three years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 2002, 681,000 of these options were exercisable. In addition, 330,000 options granted to nonemployee directors, of which 192,000 are exercisable at September 30, 2002, have 10-year terms and vest and become exercisable ratably over five years.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires that companies with stock-based compensation plans either recognize compensation expense based on fair value accounting methods or continue to apply the provisions of APB 25. If a company chooses to continue to apply the provisions of APB 25, it must disclose pro forma net income and earnings per share assuming that the fair-value method had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and make the pro forma disclosures required by SFAS 123. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method as described in that statement (in thousands, except per share amounts):

                                                                            Year Ended September 30,
                                                           --------------------------------------------------------
                                                                     2002                 2001                 2000
                                                           --------------------------------------------------------
Net income, as reported                                     $     (9,075)          $    14,818          $     8,628
Less:  stock-based employee compensation
   expense determined under fair value method,
   net of related tax effects                                     (1,892)               (3,434)              (4,468)
                                                           --------------------------------------------------------
Pro forma net income                                        $    (10,967)          $    11,384          $     4,160
                                                           ========================================================

Earnings per share:
per common share, as reported                               $      (0.27)          $      0.45          $      0.27
per common share, pro forma                                 $      (0.33)          $      0.35          $      0.13

per share--assuming dilution, as reported                   $      (0.27)          $      0.45          $      0.26
per share--assuming dilution, pro forma                     $      (0.33)          $      0.34          $      0.12

The pro forma amount in the above table removes the impact of options outstanding at September 30, 2002 held by employees of the MDS business, which was sold on May 31, 2002. The Company extended the term of the options held by employees of the MDS business at the time of the sale beyond the contractual term, as a result, the Company recognized compensation expense of $0.7 million in fiscal year 2002 reported net income.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 3.4%, 4.8%, and 6.1%, dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 67.6%, 61.8%, and 59.5%, and a weighted-average expected life of the option of four years.

Following is a summary of the Company's stock option activity and related information for the years ended September 30 (in thousands, except per share amounts):

                                                      2002                   2001                    2000
                                                          Weighted-                Weighted-                Weighted-
                                                            Average                  Average                  Average
                                                           Exercise                 Exercise                 Exercise
                                                Shares        Price     Shares         Price     Shares         Price
                                            -------------------------------------------------------------------------
Outstanding
   at beginning of year                          5,580       $13.77      5,506        $14.00      5,235        $12.73
Granted                                            682        12.19        877         10.94      1,208         18.09
Exercised                                         (395)        7.16       (369)         6.88       (529)         8.30
Cancelled                                         (712)       16.27       (434)        16.56       (408)        17.22
                                            -------------------------------------------------------------------------
Outstanding
   at end of year                                5,155       $13.70      5,580        $13.79      5,506        $14.00
                                            =========================================================================

Options exercisable at year end                  4,082       $14.08      3,949        $13.68      3,295        $11.14

Weighted-average fair value of
   options granted during the year                           $ 6.62                   $ 5.61                   $ 9.30

The following table summarizes information about stock options outstanding and exercisable at September 30, 2002 (in thousands, except per share amounts):

                               ---------------------------Outstanding--------------------------|-------------Exercisable------------
                                                            Weighted-                          |
                                                              Average          Weighted-       |                          Weighted-
                                                            Remaining            Average       |                            Average
                                                          Contractual           Exercise       |                           Exercise
       Range of Exercise Prices              Shares       Life (yrs.)              Price       |         Shares               Price
                $  3.81 - $ 9.69              1,842              2.27              $8.75       |          1,738               $8.76
                   9.88 -  15.00              1,721              6.55              12.33       |            815               12.50
                  15.19 -  28.53              1,592              4.30              20.91       |          1,529               20.98
-----------------------------------------------------------------------------------------------|------------------------------------
                $  3.81 - $28.53              5,155              4.33             $13.70       |          4,082              $14.08
===============================================================================================|====================================

Employee Stock Purchase Plan: During fiscal year 2001, the Company's shareholders approved the Employee Stock Purchase Plan, which provides for the purchase of up to 500,000 shares of the Company's common stock. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The purchase price per share is 85% of the fair market value on the last business day of each monthly offering period. In fiscal years 2002 and 2001, the Company sold 48,000 and 23,000 shares, respectively, under this plan.

Employee Stock Ownership Plan: The Company has a noncontributory Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 2002, there were 1,668,000 shares held by the ESOT.

Restricted Stock Plans: The Company had an Employees' Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company's common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company's option to repurchase a fixed percentage of the shares during a specified period at the employee's purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 2002 and 2001, there were 160,000 restricted shares sold but not exchanged for unrestricted shares.

Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees, whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company's contributions are used to buy shares of the Company's common stock. Expenses, net of the effect of forfeitures, under this plan for the years ended September 30, 2002, 2001, and 2000, were $2.0, $1.2, and $2.6 million, respectively.

Note K -- Income Taxes
----------------------

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

                                     Year Ended September 30,
                              -----------------------------------------
                                    2002            2001           2000
                              -----------------------------------------
U.S. operations                  $12,247         $11,786        $10,084
International operations             828          (1,180)         1,845
                              -----------------------------------------
                                 $13,075         $10,606        $11,929
                              =========================================

The components of the provision for income taxes on income from continuing operations are as follows (in thousands):


                                         Year Ended September 30,
                                ---------------------------------------
Current:                             2002          2001           2000
                                ---------------------------------------
     Federal                      $ 4,236      $ 13,326        $ 4,492
     State                          2,340         3,150          2,732
     International                    176            91            133
                                ---------------------------------------
Total Current                       6,752        16,567          7,357

Deferred
(benefit)/expense                  (1,162)      (12,348)        (2,260)
(primarily federal)
                                ---------------------------------------
                                   $5,590        $4,219         $5,097
                                =======================================

A reconciliation of the provision for income taxes on income from continuing operations to the federal statutory rate follows:


                                                 Year Ended September 30,
                                             -------------------------------
                                                2002        2001       2000
                                             -------------------------------
Expected federal tax rate                      35.0%       35.0%      35.0%
Adjustments due to:
     Effect of state and local taxes           11.1%        9.0%      12.7%
     Research and development tax credit       (8.2)%      (7.0)%     (7.3)%
Other - primarily non-deductible expenses       4.9%        2.8%       2.3%
                                             -------------------------------
                                               42.8%       39.8%      42.7%
                                             ===============================


Income taxes paid during fiscal years ended September 30, 2002, 2001, and 2000, were $24.0, $13.2, and $10.0 million, respectively.

The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities of continuing operations are as follows (in thousands):


                                                             September 30,
                                                           2002          2001
Deferred Tax Assets
     Purchased research and development                $    949       $   978
     Accrued expenses and reserves                        6,864         7,960
     Tax credits and loss carryforwards, net of
       valuation allowance                                  248           248
     Purchased software                                     616           624
     Investment impairments and losses in equity
       investments                                        6,469         5,348
                                                     -------------------------
Total Deferred Tax Assets                                15,146        15,158

Deferred Tax Liabilities
     Depreciation and amortization                         (731)         (388)
     Unbilled accounts receivable                        (1,872)       (1,723)
     Software capitalization                             (1,746)       (2,779)
     Prepaids and other accelerated expenses                 --          (633)
                                                     -------------------------
Total Deferred Tax Liabilities                           (4,349)       (5,523)
                                                     -------------------------
Net Deferred Tax Asset                                 $ 10,797       $ 9,635
                                                     =========================

Note L -- Product Development, Commitments, and Other Items
-----------------------------------------------------------

Product development expenditures, including software maintenance expenditures, for the years ended September 30, 2002, 2001, and 2000, were approximately $28.3, $29.6, and $23.0 million, respectively. In fiscal years 2002 and 2001, no amounts were capitalized and approximately $28.3 and $29.6 million, respectively, were charged to operations as incurred. In fiscal year 2000, approximately $0.7 million was capitalized and the remaining $22.3 million was charged to operations as incurred. For fiscal years 2002, 2001, and 2000, amortization of capitalized software costs (not included in expenditures above) amounted to $2.6, $2.8, and $3.2 million, respectively.

Rent expense for the years ended September 30, 2002, 2001, and 2000, was $5.6, $5.8, and $5.5 million, respectively. The Company leases office space under noncancellable lease agreements. These leases expire through 2009 and most contain renewal options. Aggregate rentals payable under significant noncancellable lease agreements with initial terms of one year or more as of September 30, 2002, are as follows (in thousands):


                =================================
                  Fiscal year         Amount
                ---------------------------------
                      2003               $  5,437
                      2004                  4,693
                      2005                  4,575
                      2006                  4,193
                      2007                  4,052
                   Thereafter               4,865
                                         --------
                                         $ 27,815
                =================================

The Company has guaranteed the obligations under a lease agreement assigned by the Company. Such guarantee is effective through the end of the lease term, which is March 2013. If the current leaseholder fails to meet its payment obligations under the assigned lease, the Company would be responsible for payments up to a maximum of $2.6 million. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material. Should the Company be required to make any payments under the guarantee, it would then seek recourse from the current leaseholder.

Note M -- Retirement and Restructuring Charges
----------------------------------------------

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

In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. At September 30, 2002, $0.7 million of the accrual remains.

Also, during the quarter ended March 31, 2002, the Company implemented a plan for restructuring, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During the quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. At September 30, 2002, $0.4 million of the accrual remains. In January 2002, the Company terminated approximately 40 employees engaged primarily in development, special-programs, and sales functions.

During the third quarter of fiscal year 2001, the Company implemented restructuring actions that were considered necessary to improve the Company's performance. The restructuring plan included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. During the quarter ended June 30, 2001, the Company accrued $2.0 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. As of September 30, 2002, none of this accrual remains. In May and June 2001, the Company terminated approximately 80 employees engaged primarily in marketing, administrative, special-programs, and development functions.

During the quarter ended December 31, 1999, the Company implemented a restructuring plan, which included the termination of employees and discontinuation of noncritical programs. The restructuring was considered necessary in light of significantly decreased license fees in the quarter. The Company accrued $1.0 million related to severance and termination benefits based on a termination plan developed by management in consultation with the Board of Directors in December 1999. As of September 30, 2002, none of this accrual remains. In January 2000, the Company terminated approximately 100 employees engaged primarily in marketing, administrative, special-programs, and development functions.

(in thousands)                                            Employee Costs               Other                Total
                                                          --------------               -----                -----
Provision for restructuring charges                         $      2,081              $    404             $  2,485
Cash payments                                                     (1,360)                   --               (1,360)
Non-cash items                                                      (200)                 (404)                (604)
                                                         ----------------------------------------------------------
    Balance as of September 30, 2001                                 521                    --                  521
                                                         ----------------------------------------------------------

Provision for retirement and restructuring charges                 4,874                    --                4,874
Cash payments                                                     (2,769)                   --               (2,769)
Non-cash items                                                    (1,525)                   --               (1,525)
                                                         ----------------------------------------------------------
    Balance as of September 30, 2002                        $      1,101              $     --             $  1,101
                                                         ==========================================================

Note N -- Related Party Transactions
------------------------------------

At September 30, 2002, the Company has ownerships interests in Campus Pipeline, Inc. (See Note B) with whom the Company also conducts business. In October 2002, the Company acquired Campus Pipeline for $36.4 million and the assumption of certain employee bonus and severance obligations of $5.2 million. During fiscal year 2002, the Company had an agreement with Campus Pipeline pursuant to which the Company purchased software license and services inventory credits from Campus Pipeline. The inventory credits are $1.6 million at September 30, 2002 and are classified as prepaid expenses on the consolidated balance sheet. At September 30, 2002, the Company had a commitment to purchase an additional $3.4 million of software license and services inventory credits from Campus Pipeline. The Company earned commission revenue of $1.5 million with Campus Pipeline during fiscal year 2002 and incurred expenses of $2.4 million.

At September 30, 2002, the Company has an ownership interest in and a joint marketing agreement with WebCT. Under the joint marketing agreement in fiscal year 2002, the Company earned commissions of $0.5 million. Additionally the Company can earn commissions in the form of shares of WebCT as schools license a product jointly developed by the Company and WebCT. The Company has a net payable to WebCT of $1.3 million at September 30, 2002.

The Company has loans and advances outstanding to non-officer employees totaling $1.1 and $0.7 million at September 30, 2002 and 2001, respectively.

Note O -- Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2002 and 2001 (in thousands, except per share amounts):

                                                                                 Three Months Ended
                                                       December 31,         March 31,             June 30,          September 30,
                                                     2001       2000  2002 (a)   2001 (b)   2002 (c)   2001 (d)  2002 (e)  2001 (f)
                                                     ----       ----  --------   --------   --------   --------  --------  --------
Revenues                                         $ 50,969   $ 47,751  $ 58,529   $ 48,509   $ 61,408   $ 59,631  $ 66,632   $52,392
-----------------------------------------------------------------------------------------------------------------------------------
Gross profits                                      17,460     17,028    19,938     15,842     23,107     24,057    28,978    19,752
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                              3,255      3,039       718     (6,595)       368      7,793     8,734     6,369
-----------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                1,361      1,272       208     (2,689)       527      3,358     3,494     2,278
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            1,894      1,767       510     (3,906)      (159)     4,435     5,240     4,091
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations         (1,332)       296   (10,738)    (7,370)      (280)    16,329    (4,210)     (824)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $    562   $  2,063  $(10,228)  $(11,276)  $   (439)  $ 20,764  $  1,030   $ 3,267
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   per common share                              $   0.06   $   0.05  $   0.02   $  (0.12)  $      -   $   0.13  $   0.16   $  0.12
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   per share - assuming dilution                 $   0.06   $   0.05  $   0.02   $  (0.12)  $      -   $   0.13  $   0.16   $  0.12
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations
   per common share                              $  (0.04)  $   0.01  $  (0.32)     (0.22)  $  (0.01)  $   0.50  $  (0.13)  $ (0.03)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations
   per share - assuming dilution                 $  (0.04)  $   0.01  $  (0.32)  $  (0.22)  $  (0.01)  $   0.49  $  (0.13)  $ (0.02)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share               $   0.02   $   0.06  $  (0.31)  $  (0.34)  $  (0.01)  $   0.63  $   0.03   $  0.10
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - assuming dilution  $   0.02   $   0.06  $  (0.31)  $  (0.34)  $  (0.01)  $   0.63  $   0.03   $  0.10
-----------------------------------------------------------------------------------------------------------------------------------

(a) Income (loss) from continuing operations includes a pretax restructuring charge of $4,874 (Note M) and income (loss) from discontinued operations includes a pretax loss on the sale of the MDS business of $10,772 (Note D).
(b) Income (loss) from continuing operations includes a pretax asset impairment charge of $7,831 (Note B).
(c) Income (loss) from continuing operations includes a pretax asset impairment charge of $5,425 (Note B).
(d) Income (loss) from continuing operations includes a pretax restructuring charge of $2,485 (Note M) and income (loss) from discontinued operations includes a pretax gain on the sale of the GGS business of $29,766 (Note D).
(e) Income (loss) from discontinued operations includes a $3,500 provision for real-estate-related costs (Note D).
(f) Income (loss) from continuing operations includes a change in estimate of $1,383 primarily to reduce accrued employee costs and reduce a contract accrual.

Note P -- Contingency
---------------------

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

As of September 30, 2002, the Company was involved in litigation relating to two software implementations. The claimants asserted that the Company did not perform under the contracts. The Company had filed counter suits seeking to recover unpaid accounts receivable. The Company recorded an accrual in the amount of $0.7 million against the possibility of unfavorable judgments. Subsequent to the end of fiscal year 2002, and in order to avoid the expense and disruption of protracted litigation, the Company and the claimants reached agreement to settle the lawsuits. Terms of the settlements were confidential, but the amount paid, net of insurance proceeds approximates the amount accrued. While these contracts originated within the MDS business, which has been sold, the right to appeal and the impact of the related outcome were retained by the Company.

In connection with the sale of assets or a business, the Company typically agrees to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. In the opinion of management, any indemnity obligations of the Company which may result would not materially affect the Company's consolidated financial statements.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

Note Q -- Subsequent Events
---------------------------

In several transactions in October 2002, the Company repurchased $40.9 million face value of the $74.7 million, 5% convertible subordinated debentures due October 15, 2004. The Company repurchased the convertible debentures at prices ranging from $94 to $96, plus accrued interest. The transaction included $39.2 million principal and interest of $0.9 million for a total payment of $40.1 million including fees. The Company will record a gain of $1.3 million in the first quarter of fiscal year 2003 related to these transactions.

Effective October 23, 2002, the Company acquired Campus Pipeline, Inc., pursuant to a Merger Agreement dated September 30, 2002, for $36.4 million cash and the assumption by the Company of certain employee bonus and severance obligations totaling $5.2 million (the "Merger Consideration"). Campus Pipeline was a privately held corporation that provided digital and information systems products and services to colleges and universities. In accordance with the Merger Agreement, $3.5 million of the Merger Consideration will be held in escrow until December 31, 2003 to secure certain indemnification obligations of the former stockholders of Campus Pipeline in favor of the Company in case of certain breaches of the Merger Agreement by Campus Pipeline. Pursuant to the Merger Agreement and Campus Pipeline's Certificate of Incorporation, holders of common stock of Campus Pipeline were not entitled to receive any portion of the Merger Consideration. The total amount of funds used to pay the Merger Consideration was obtained from the working capital of the Company.

Immediately prior to the consummation of the acquisition, three of the nine members of the board of directors of Campus Pipeline were also directors and affiliates of the Company, two of whom were also executive officers of the Company. Additionally, the Company was a major stockholder of Campus Pipeline, holding approximately 59% of Campus Pipeline's outstanding common stock, which was approximately 43% of the voting interest in Campus Pipeline's outstanding equity due to outstanding convertible fully voting, preferred equity. In addition, certain executive officers and other employees owned common stock of Campus Pipeline. As the Company and executive officers and employees of the Company held only common stock of Campus Pipeline, they were not entitled to receive any portion of the Merger Consideration. Additionally, the Company has a business relationship with Campus Pipeline, as certain of Campus Pipeline's services are offered to customers through contracts entered into between the Company and those customers.

Report of Independent Auditors

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 23, 2002


ITEMS 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 21, 2003 and is incorporated herein by reference. Also, see the information under the heading "Executive Officers of SCT" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 21, 2003 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table summarizes information about the Company's equity compensation plans as of September 30, 2002. All outstanding awards relate to the Company's common stock. For additional information about the Company's equity compensation plans, see note J of Notes to Consolidated Financial Statements under Item 8.

Plan category     Number of securities    Weighted-average       Number of securities
                  to be issued upon       exercise price of      remaining available for
                  exercise of             outstanding options,   future issuance under
                  outstanding options,    warrants and rights    equity compensation
                  warrants and rights                            plans (excluding
                                                                 securities reflected in
                                                                 column (a))

                          (a)                    (b)                     (c)

Equity compensation
plans approved by
security holders       5,155,000               $13.70                 1,805,000

Equity compensation
plans not approved by
security holders          -0-                    -0-                     -0-
                       ---------               ------                 ---------
Total                  5,155,000               $13.70                 1,805,000
                       ---------               ------                 ---------

         The other information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 21, 2003 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this Item is contained in the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders scheduled to be held on February 21, 2003 and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

         The Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the date of filing this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of Evaluation Date, the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Statement Schedule and Exhibits.

         (1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:

                  Consolidated Balance Sheets--September 30, 2002 and 2001

                  Consolidated Statements of Operations--Years Ended September 30, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows--Years Ended September 30, 2002, 2001 and 2000

                  Consolidated Statements of Stockholders' Equity--Years Ended September 30, 2002, 2001 and 2000

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

For the Three Years in the Period Ended September 30, 2002

                   COLUMN A                     COLUMN B                  COLUMN C                COLUMN D         COLUMN E
--------------------------------------------------------------------------------------------------------------------------------

                                                                         Additions
                                                                ----------------------------
                                               Balance at        Charged to     Charged to
                  Description                  Beginning         Costs and    Other Accounts     Deductions        Balance at
                                               of Period          Expenses      -Describe        -Describe       End of Period
--------------------------------------------------------------------------------------------------------------------------------
For the year ended September 30, 2002
     Reserves and allowances deducted from
      other assets and deferred charges:
     Reserves for non-interest bearing
        loans to employees
              Short-term                       $    56,000                                                           $    56,000
              Long-term                                  -                                                                     -

     Allowance for doubtful accounts             5,528,000       $ 839,000      $155,000 (1)     $1,733,000 (2)        4,789,000


                                               -----------      ----------      --------         ----------          -----------
                    Total                      $ 5,584,000       $ 839,000      $155,000         $1,733,000          $ 4,845,000

For the year ended September 30, 2001
     Reserves and allowances deducted from
      other assets and deferred charges:
     Reserves for non-interest bearing
        loans to employees
              Short-term                       $    56,000                                                           $    56,000
              Long-term                                  -                                                                     -

     Allowance for doubtful accounts             1,375,000      $4,531,000                        $ 378,000 (2)        5,528,000


                                               -----------      ----------      --------         ----------          -----------
                    Total                      $ 1,431,000      $4,531,000      $      -          $ 378,000          $ 5,584,000

For the year ended September 30, 2000
     Reserves and allowances deducted from
      other assets and deferred charges:
     Reserves for non-interest bearing
        loans to employees
              Short-term                       $    56,000                                                           $    56,000
              Long-term                                  -                                                                     -

     Allowance for doubtful accounts               808,000      $1,133,000                        $ 566,000 (2)        1,375,000


                                               -----------      ----------      --------         ----------          -----------
                    Total                      $   864,000      $1,133,000      $      -          $ 566,000          $ 1,431,000


(1)  Allowance added through acquisition
(2)  Uncollectible accounts written-off during the year

         No.                                         Exhibit
         ---                                         -------

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

         4.1 Form of Indenture under which the Registrant's 5% Convertible Subordinated Debentures due 2004 are issued (Exhibit 4 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 1997) (1)

         4.2 Rights Agreement, dated as of April 13, 1999, between Systems & Computer Technology Corporation and ChaseMellon Shareholder Services L.L.C., including Terms of Series A Participating Preferred Stock, which is attached as Exhibit A and Form of Right Certificate, which is attached as Exhibit B to the Rights Agreement (Exhibit 4.1 to the Registrant's Form 8-K dated March 18, 1999) (1)

         10.1 Oracle Alliance Agreement dated as of May 31, 1998 between Oracle Corporation and the Registrant (Exhibit 10 to the Registrant's Form 10-Q for the quarterly period ended June 30,
                  1998) (1)

         10.2 Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) (1)

         10.3 Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrant's Form 10-K for the fiscal year ended September 30, 1994) (1)

--------------------
(1) Incorporated by reference

         10.4 Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended September 30, 1996) (1)

         10.5 Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30,
                  1997) (1)

         10.6 Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30,
                  1997) (1)

         10.7 Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30,
                  1997) (1)

         10.8 Fourth Amendment and Modification to Credit Agreement dated as of May 6, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended September 30,
                  1998) (1)

         10.9 Fifth Amendment and Modification to Credit Agreement dated as of October 9, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended September 30,
                  1998) (1)

         10.10 Letter Amendment to Credit Agreement dated as of August 30, 1999 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended September 30, 1999) (1)

--------------------
(1) Incorporated by reference

         10.11 Sixth Amendment and Modification to Credit Agreement dated as of July 7, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended September 30,
                  2000) (1)

         10.12 Seventh Amendment and Modification to Credit Agreement dated as of September 7, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended September 30,
                  2000) (1)

         10.13 Eighth Amendment and Modification to Credit Agreement dated as of June 20, 2001 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.13 to Registrant's Form 10-K for the fiscal year ended September 30,
                  2001) (1)

         10.14 Ninth Amendment and Modification to Credit Agreement dated as of February 19, 2002 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended March 31, 2002) (1)

         10.15 Tenth Amendment and Modification to Credit Agreement dated as of May 30, 2002 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended June 30,
                  2002) (1)

         10.16 Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as amended through November 18, 1997 (Exhibit 10 to Registrant's Form 10-Q for the quarterly period ended March 31, 1998) (1,3)

         10.17 Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) (1,3)

         10.18 Amendment One to the Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended December 31, 1998) (1,3)

--------------------
(1) Incorporated by reference
(3) Compensatory plan, contract or arrangement

         10.19 Retirement Agreement dated as of January, 2, 2002 by and between Michael J. Emmi and Systems & Computer Technology Corporation (2,3)

         10.20 Form of Severance Agreement dated as of April 21, 1999 by and between the Registrant and certain executive officers and management of the Registrant (Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended September 30,
                  1999) (1,3)

         10.21 Form of Executive Severance Agreement dated as of June 1, 2001 by and between the Registrant and certain executive officers of the Registrant (Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002) (1,3)

         10.22 Form of Transaction Bonus Agreement dated as of June 1, 2001 by and between the Registrant and certain executive officers of the Registrant (Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2002) (1,3)

         10.23 Stock Purchase Agreement dated June 23, 2001 by and among Systems & Computer Technology Corporation, SCT Technologies (Canada), Inc., SCT Financial Corporation, SCT Property, Inc., SCT Government Systems, Inc., Omni-Tech Systems, LTD., Affiliated Computer Services, Inc., ACS Enterprise Solutions, Inc. and ACS-Alberta, Inc. (Exhibit 2.1 to Registrant's Form 8-K dated June 29, 2001) (1)

         10.24 Amendment No. 1 to Stock Purchase Agreement dated June 29, 2001 by and among Systems & Computer Technology Corporation, SCT Technologies (Canada), Inc., SCT Financial Corporation, SCT Property, Inc., SCT Government Systems, Inc., Omni-Tech Systems, LTD., Affiliated Computer Services, Inc., ACS Enterprise Solutions, Inc. and ACS-Alberta, Inc. (Exhibit 2.2 to Registrant's Form 8-K dated June 29, 2001) (1)

         10.25 Asset Purchase Agreement dated as of April 10, 2002, by and between Systems & Computer Technology Corporation and High Process Technology, Inc. (Exhibit 2.1 to Registrant's Form 8-K dated May 31, 2002) (1)

--------------------
(1) Incorporated by reference
(2) Filed with this Annual Report on Form 10-K
(3) Compensatory plan, contract or arrangement

         10.26 Amendment No. 1 to Asset Purchase Agreement dated May 31, 2002, by and between Systems & Computer Technology Corporation and Agilisys International Limited. (Exhibit 2.2 to Registrant's Form 8-K dated May 31, 2002) (1)

         10.27 Royalty Agreement dated as of May 31, 2002, by and between Systems & Computer Technology Corporation and Agilisys, Inc (Exhibit 2.3 to Registrant's Form 8-K dated May 31, 2002) (1)

         10.28 Agreement and Plan of Merger dated September 30, 2002 by and among Systems & Computer Technology Corporation, Campus Pipeline, Inc. and CPI Acquisition Company, Inc (Exhibit 2.5 to Registrant's Form 8-K dated October 23, 2002) (1)

         10.29 Escrow Agreement dated October 23, 2002 by and among Systems & Computer Technology Corporation, Tyler Thatcher, as Stockholder Representative and J.P. Morgan, Trust Company, National Association (Exhibit 2.6 to Registrant's Form 8-K dated October 23, 2002) (1)

         10.30 Agreement and Plan of Merger dated January 29, 2002 by and among SCT Software and Resource Management Corporation, ABT Acquisition Corp., Applied Business Technologies, Inc. and the security holders of Applied Business Technologies, Inc. (2)

         10.31 Asset and Stock Purchase Agreement dated January 10, 2002 by and among Sallie Mae, Inc., Exeter Educational Management Systems, Inc., Sallie Mae Solutions (India) Private, Ltd. and Systems & Computer Technology Corporation (2)

         10.32 Amendment No. 1 dated September 30, 2002 to Asset and Stock Purchase Agreement by and among Sallie Mae, Inc., Exeter Educational Management Systems, Inc., Sallie Mae Solutions (India) Private, Ltd. and Systems & Computer Technology Corporation (2)

         21       Subsidiaries of the Registrant (2)

         23       Consent of Ernst & Young LLP. (2)

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (2)

--------------------
(1) Incorporated by reference
(2) Filed with this Annual Report on Form 10-K

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

(b) Reports on Form 8-K.

         No Reports on Form 8-K were filed during the period from July 1, 2002 through September 30, 2002. On November 5, 2002, the Company filed a Current Report on Form 8-K dated October 23, 2002 disclosing the acquisition by the Company of Campus Pipeline, Inc. The Company will file the required financial statements and pro forma financial information of the business acquired by amendment to that report within 60 days of the filing of that report.

--------------------
(2) Filed with this Annual Report on Form 10-K

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

                                       SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                                       (Registrant)

                   By: /s/ Michael D. Chamberlain
                   -------------------------------------------------------------
                   Michael D. Chamberlain, President and Chief Executive Officer

Date:  December 23, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                 Date
--------------------------                 --------------------------                -----------------
/s/ Michael D. Chamberlain                 President and Chief                       December 23, 2002
--------------------------                 Executive Officer; Director
    Michael D. Chamberlain                 (Principal Executive Officer)


/s/ Allen R. Freedman                      Director                                  December 23, 2002
--------------------------
    Allen R. Freedman


/s/ Thomas I. Unterberg                    Director                                  December 23, 2002
--------------------------
    Thomas I. Unterberg


/s/ Gabriel A. Battista                    Director                                  December 23, 2002
--------------------------
    Gabriel A. Battista


/s/ Robert M. Gavin, Jr.                   Director                                  December 23, 2002
--------------------------
    Robert M. Gavin, Jr.


/s/ Eric Haskell                           Executive Vice President, Finance         December 23, 2002
--------------------------                 and Administration, Treasurer
    Eric Haskell                           and Chief Financial Officer; Director
                                           (Principal Financial and
                                           Accounting Officer)

                                 CERTIFICATIONS

CEO CERTIFICATION

   I, Michael D. Chamberlain, certify that:

   1. I have reviewed this annual report on Form 10-K of Systems & Computer Technology Corporation (the "Company");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

   4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

   6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 23, 2002

/s/ Michael D. Chamberlain
-------------------------------------------------------------
Michael D. Chamberlain, President and Chief Executive Officer


CFO CERTIFICATION

   I, Eric Haskell, certify that:

   1. I have reviewed this annual report on Form 10-K of Systems & Computer Technology Corporation (the "Company");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

   4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

   6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 23, 2002


/s/ Eric Haskell
-----------------------------------------------------
Eric Haskell, Executive Vice President, Finance and
Administration, Treasurer and Chief Financial Officer

                    SYSTEMS & COMPUTER TECHNOLOGY CORPORATION

                        Index of Exhibits Filed Herewith


  Exhibit No.                       Exhibit
  -----------                       -------
     10.19 Retirement Agreement dated as of January, 2, 2002 by and between Michael J. Emmi and Systems &
                   Computer Technology Corporation

     10.30         Agreement and Plan of Merger dated January 29,
                   2002 by and among SCT Software and Resource
                   Management Corporation, ABT Acquisition Corp.,
                   Applied Business Technologies, Inc. and the security holders of Applied Business
                   Technologies, Inc. (The Schedules and Exhibits to the Agreement and Plan of Merger (the contents of which are described in the Agreement and Plan of Merger) are not being filed as Exhibits to this Annual Report on Form 10-K. The Company agrees to furnish supplementally a copy of any such Schedules and Exhibits to the Securities and Exchange Commission upon request).

     10.31         Asset and Stock Purchase Agreement dated January
                   10, 2002 by and among Sallie Mae, Inc., Exeter Educational Management Systems, Inc., Sallie Mae Solutions (India) Private, Ltd. and Systems &
                   Computer Technology Corporation. (The Schedules and Exhibits to the Purchase Agreement (the contents of which are described in the Purchase Agreement) are not being filed as Exhibits to this Annual Report on Form 10-K. The Company agrees to furnish supplementally a copy of any such Schedules and Exhibits to the Securities and Exchange Commission upon request).

     10.32 Amendment No. 1 dated September 30, 2002 to Asset and Stock Purchase Agreement by and among Sallie Mae, Inc., Exeter Educational Management Systems, Inc., Sallie Mae Solutions (India) Private, Ltd. and Systems & Computer Technology Corporation

     21            Subsidiaries of the Registrant

     23            Consent of Ernst & Young LLP

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes Oxley Act of 2002

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes Oxley Act of 2002