Form 10-Q
period 2002-12-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2003-02-14
CIK 707606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

 (Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

33,617,000 Common shares, $.01 par value, as of February 11, 2003



                    Page 1 of 33 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        December 31, 2002 and September 30, 2002

     Condensed Consolidated Statements of Operations -
        Three Months Ended December 31, 2002 and 2001

     Condensed Consolidated Statements of Cash Flows -
        Three Months Ended December 31, 2002 and 2001

     Notes to Condensed Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk

   Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                           December 31,                September 30,
                                                                               2002                         2002
                                                                            (UNAUDITED)                    (NOTE)

ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                        $    39,199                  $    72,820
       Short-term investments, including
             accrued interest of $159 and $701                               18,146                       60,754
       Receivables, including $47,017 and
             $41,446 of earned revenues in
             excess of billings, net of allowance
             for doubtful accounts of $4,994 and
             $4,789                                                          84,393                       77,824
       Prepaid income taxes                                                  16,574                       20,353
       Prepaid expenses and other assets                                     17,282                       16,757
                                                                        -----------                  -----------
TOTAL CURRENT ASSETS                                                        175,594                      248,508

PROPERTY AND EQUIPMENT--at cost, net
       of accumulated depreciation                                           28,569                       27,265

CAPITALIZED COMPUTER SOFTWARE COSTS,
       net of accumulated amortization                                        3,879                        4,427

GOODWILL                                                                     45,467                       28,784

INTANGIBLE ASSETS, net of accumulated
       amortization                                                          20,726                       10,689

OTHER ASSETS AND DEFERRED CHARGES                                            24,183                       15,169

NET ASSETS OF DISCONTINUED OPERATIONS                                        28,495                       31,805
                                                                        -----------                  -----------
TOTAL ASSETS                                                            $   326,913                  $   366,647
                                                                        ===========                  ===========


Note: The condensed consolidated balance sheet at September 30, 2002, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)

                                                                           December 31,                September 30,
                                                                               2002                         2002
                                                                           (UNAUDITED)                     (NOTE)
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                 $     4,919                  $     6,402
       Income taxes payable                                                   1,180                        1,096
       Accrued expenses                                                      39,142                       37,995
       Deferred revenue                                                      23,989                       24,948
                                                                        -----------                  -----------
TOTAL CURRENT LIABILITIES                                                    69,230                       70,441

LONG-TERM DEBT, less current portion                                         33,790                       74,723
OTHER LONG-TERM LIABILITIES                                                   2,912                        2,912

STOCKHOLDERS' EQUITY
       Preferred stock, par value $.10 per
             share--authorized 3,000 shares,
             none issued                                                         --                           --
       Common stock, par value $.01 per share--
             authorized 100,000 shares, issued
             38,138 and 38,029                                                  381                          380
       Capital in excess of par value                                       126,021                      125,586
       Retained earnings                                                    119,841                      117,622
       Accumulated other comprehensive loss                                    (939)                        (583)
                                                                        -----------                  -----------
                                                                            245,304                      243,005
Less
       Held in treasury, 4,567 and 4,582 common
             share--at cost                                                 (24,323)                     (24,434)
                                                                        -----------                  -----------
                                                                            220,981                      218,571
                                                                        -----------                  -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $   326,913                  $   366,647
                                                                        ===========                  ===========



Note: The condensed consolidated balance sheet at September 30, 2002, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)

                                                                                       For the Three Months Ended
                                                                                              December 31,
                                                                                      2002                   2001
Revenues:
       Software sales and commissions                                           $    10,994           $     6,056
       Maintenance and enhancements                                                  22,033                18,964
       Software services                                                             19,727                16,099
       Outsourcing services                                                           8,276                 8,353
       Interest and other income                                                      1,945                 1,497
                                                                                -----------           -----------
                                                                                     62,975                50,969
                                                                                -----------           -----------
Expenses:
       Cost of software sales, commissions,
             maintenance and enhancements                                            16,512                11,442
       Cost of software services                                                     17,653                13,904
       Cost of outsourcing services                                                   6,104                 6,666
       Selling, general and administrative                                           18,865                14,656
       Interest expense                                                                 504                 1,046
                                                                                -----------           -----------
                                                                                     59,638                47,714
                                                                                -----------           -----------
Income from continuing operations
       before income taxes                                                            3,337                 3,255
Provision for income taxes                                                            1,335                 1,361
                                                                                -----------           -----------

Income from continuing operations                                                     2,002                 1,894

Discontinued operations
       Income (loss) from discontinued operations,
             adjusted for applicable provision (benefit)
             for income taxes of $144 and ($986)                                        217                (1,332)
                                                                                -----------           -----------
Income (loss) from discontinued operations                                              217                (1,332)

                                                                                -----------           -----------
Net income                                                                      $     2,219           $       562
                                                                                -----------           -----------

Income from continuing operations
       per common share                                                         $      0.06           $      0.06
       per share -- assuming dilution                                           $      0.06           $      0.06

Income (loss) from discontinued operations
       per common share                                                         $      0.01           $     (0.04)
       per share -- assuming dilution                                           $      0.01           $     (0.04)

Net income
       per common share                                                         $      0.07           $      0.02
       per share -- assuming dilution                                           $      0.07           $      0.02

Common shares and equivalents outstanding
       average common shares                                                         33,531                33,068
       average common shares -- assuming dilution                                    33,606                33,471

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)

                                                                                           For the Three Months Ended
                                                                                                  December 31,
                                                                                            2002                  2001
Operating Activities
  Net income                                                                           $   2,219             $     562
  Adjustment to reconcile net income to net
    cash used in operating activities
    Gain on bond repurchase                                                               (1,350)                   --
    Depreciation and amortization                                                          3,772                 5,306
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables                                                  (3,131)                6,686
      (Increase) decrease in prepaid income taxes                                          3,779                (8,154)
      Increase in other current assets                                                      (797)               (1,516)
      Decrease in accounts payable                                                        (1,483)               (3,521)
      Increase (decrease) in income taxes payable                                             84                (6,716)
      Decrease in accrued expenses                                                        (9,745)               (5,348)
      Increase (decrease) in deferred revenue                                             (3,523)                2,842
      Decrease in other operating assets
         and deferred charges                                                              1,357                   426
      Decrease in net assets of discontinued operations                                    3,310                    --
                                                                                       ---------             ---------
  NET CASH USED IN OPERATING ACTIVITIES                                                   (5,508)               (9,433)

Investing Activities
  Purchase of property & equipment                                                        (1,639)               (1,161)
  Capitalized computer software costs                                                         --                  (278)
  Purchase of investments available for sale                                              (5,854)              (57,099)
  Proceeds from the sale or maturity of investments
     available for sale                                                                   47,779                21,835
  Purchase of subsidiary assets, net of cash acquired                                    (27,032)                 (527)
                                                                                       ---------             ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     13,254               (37,230)

Financing Activities
  Repayment of borrowings                                                                (41,911)                 (188)
  Issuance of Company stock                                                                  111                   105
  Proceeds from exercise of stock options                                                    433                   504
                                                                                       ---------             ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (41,367)                  421

DECREASE IN CASH & CASH EQUIVALENTS                                                      (33,621)              (46,242)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            72,820               101,475
                                                                                       ---------             ---------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                               $  39,199             $  55,233
                                                                                       =========             =========


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. During the quarter ended June 30, 2002, the Company announced the discontinuation of the Global Energy and Utilities Solutions ("EUS") business. The EUS business is accounted for as a discontinued operation, and accordingly, amounts in the condensed consolidated balance sheets and condensed consolidated statements of operations and related notes for all periods presented reflect discontinued operations accounting. Also during the quarter ended June 30, 2002, the Company completed the sale of the Global Manufacturing & Distribution Solutions ("MDS") business. The fiscal year 2002 condensed consolidated statement of operations reflects the MDS business as a discontinued operation. Operating results for the three-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

The statement of cash flows for the three-month period ending December 31, 2002 shows the EUS business as a discontinued operation. The statement of cash flows for the prior year period is based on historical information and has not been restated to present the MDS and EUS businesses as discontinued operations.


NOTE B--ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). No stock-based employee compensation cost is reflected in net income, as all options granted under the option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts).

                                                                           For the three months ended
                                                                                   December 31,
                                                                            2002                 2001
                                                                         -------------------------------
Net income, as reported                                                  $    2,219         $       562
Less:  stock-based employee compensation
   expense determined under fair value method,
   Net of related tax effects                                                  (571)               (478)
                                                                         ------------------------------
Pro forma net income                                                     $    1,648         $        84
                                                                         ==============================


Earnings per share:
per common share, as reported                                            $     0.07         $      0.02
per common share, pro forma                                              $     0.05         $      0.00

per share--assuming dilution, as reported                                $     0.07         $      0.02
per share--assuming dilution, pro forma                                  $     0.05         $      0.00



NOTE C--CASH AND SHORT-TERM INVESTMENTS
Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the date of purchase.

Short-term investments consist of corporate and municipal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At December 31, 2002, the portfolio of securities has been classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as a current asset.

For the purpose of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Gross realized gains on sales of available-for-sale securities were approximately $0.3 million for the three months ended December 31, 2002.

Short-term investments at December 31, 2002, are comprised of (in thousands):

State and municipal securities            $   7,323
Corporate securities                         10,823
                                          ---------
                                          $  18,146
                                          =========

The contractual maturities of short-term investments held as of December 31, 2002, are (in thousands):

Due in one year or less                   $  14,592
Due after one year through four years         3,554
                                          ---------
                                          $  18,146
                                          =========


NOTE D--LONG-TERM INVESTMENTS
The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held Internet company. The fair value of the investment in WebCT, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments discussed below. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. During fiscal years 2001 and 2002, the Company recorded asset impairment charges totaling $13.2 million and wrote-off the non-compete agreement with WebCT, which had a carrying value of $1.5 million, reducing the carrying value of the investment in WebCT to $4.0 million, which is included in other assets and deferred charges in the condensed consolidated balance sheet. At December 31, 2002, the Company owns approximately 11% of the voting shares of WebCT.

NOTE E--RETIREMENT AND RESTRUCTURING CHARGES
In the second quarter of fiscal year 2002, Michael J. Emmi, former President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. During the first quarter of fiscal year 2003, the Company made payments of $0.03 million related to these charges and at December 31, 2002, $0.6 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

Also, during the quarter ended March 31, 2002, the Company implemented a plan for restructuring, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During that quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. During the first quarter of fiscal year 2003, the Company made payments of $0.1 million related to these charges and at December 31, 2002, $0.3 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

NOTE F--ACQUISITIONS
Effective October 23, 2002, the Company acquired Campus Pipeline, Inc. for $36.4 million cash and the assumption by the Company of certain employee bonus and severance obligations totaling $5.2 million (the "Merger Consideration"). Campus Pipeline was a privately held corporation that provided digital and information systems products and services to colleges and universities. In accordance with the merger agreement, $3.5 million of the Merger Consideration will be held in escrow until December 31, 2003 to secure certain indemnification obligations of the former stockholders of Campus Pipeline in favor of the Company in case of certain breaches of the Merger Agreement by Campus Pipeline. Pursuant to the merger agreement and Campus Pipeline's Certificate of Incorporation, holders of common stock of Campus Pipeline were not entitled to receive any portion of the Merger Consideration. The total amount of funds used to pay the Merger Consideration was obtained from the working capital of the Company.

The allocation of the Campus Pipeline purchase price is as follows (in thousands):

Total cost of Campus Pipeline acquisition                         $  36,391
Employee bonus and severance obligations                              5,191
Accrued acquisition costs                                             6,993
                                                                  ---------
                                                                     48,575

Net tangible assets acquired                                         11,598
Customer relationships                                                6,000
Purchased software                                                    3,000
Trade names and trademarks                                            2,000
Deferred taxes                                                        9,295
                                                                  ---------
                                                                     31,893

Total goodwill                                                    $  16,682

The Company recorded goodwill of $16.7 million related to the acquisition, none of which is deductible for tax purposes. Goodwill includes $7.0 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $6.0 million of customer relationships, $3.0 million of purchased software and $2.0 million of trade names and trademarks. Intangible assets acquired have a weighted-average amortization period of eight years. Additionally the Company recorded a deferred tax asset of $9.3 million primarily to reflect the future benefit of net operating losses of Campus Pipeline. The acquired net operating losses will be used to offset the Company's future taxable income and expire in various periods ending on or before September 30, 2022. The completion of this transaction provides the Company with core technologies for the e-Education Infrastructure with portal, platform, integration, and content management technologies designed specifically for higher education. Based on open standards, these technologies can be integrated with an institution's systems to connect information, resources, and constituents.

Concurrent with the acquisition of Campus Pipeline, the Company began a detailed evaluation of Campus Pipeline's operations, resulting in a plan to terminate approximately 35 redundant employees and vacate space in a leased facility. The Company provided a reserve of $2.7 million, included in the $7.0 million accrued acquisition costs discussed above, for these actions and anticipates making payments for severance through the third quarter of fiscal year 2003 and for the leased facility through fiscal year 2004. Additionally the Company assumed certain employee bonus and severance obligations totaling $5.2 million and anticipates making payments on these obligations through fiscal year 2003. At December 31, 2002, approximately $6 million of these accruals remain.

The following table discloses the pro forma effect of the Campus Pipeline acquisition as if it had occurred on October 1, 2002 and October 1, 2001, the beginning of the three month periods ending on December 31, 2002 and 2001, respectively. The information included in the pro forma disclosures is unaudited and is based on historical information and includes adjustments having a continuing impact on the consolidated company as a result of using the purchase method of accounting for the acquisition. The adjustments are based on the most recent information available and certain management judgments. Pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition been made on the date above or the results which may occur in the future.

                                                Three Months
                                             Ended December 31,
                                              2002       2001
                                              ----       ----
(in thousands)
Revenue                                     $63,402    $52,064
Income from continuing operations               952     (2,393)
Net income                                    1,169     (3,725)
Net income per share - assuming dilution      $0.03     $(0.11)

NOTE G--DIVESTITURES
During the third quarter of fiscal year 2002, the Company declared the Global Energy and Utilities Solutions ("EUS") business as discontinued. On February 12, 2003, the Company signed a definitive agreement to sell the EUS business to Indus International, Inc. for $39 million, subject to adjustment based on the working capital of the business at closing, which is expected to be before March 31, 2003. The EUS business is treated as a discontinued operation in the consolidated balance sheet, consolidated statement of operations, consolidated statement of cash flows, and related footnotes. The Company expects to recognize a gain on the sale of the EUS business. The prior year consolidated statement of operations has been restated to present EUS as a discontinued operation. For business segment reporting, EUS was previously reported as a separate segment. Revenues from the EUS business were $14.9 and $19.5 million for the three-month periods ending December 31, 2002 and 2001, respectively. The net assets of discontinued operations at September 30, 2002, were $31.8 million. Net assets of the discontinued operation were $28.5 million as of December 31, 2002, comprised of the following (in thousands):

         Accounts receivable                                   $    11,187
         Prepaid expenses and other receivables                        820
         Property and equipment                                     15,323
         Capitalized computer software costs                         3,285
         Goodwill                                                    1,056
         Intangible assets                                           1,727
         Deferred taxes and other assets                             3,880
         Current liabilities                                        (8,783)
                                                               -----------
              Net Assets of Discontinued Operations            $    28,495

The EUS business has a purchase commitment with Enlogix CIS L.P. to purchase development expertise in the form of labor hours, which the business is utilizing in its development efforts. The purchase commitment extends through December 22, 2005. During the remainder of the term of the commitment, the business will purchase approximately $3.5 million of labor hours at agreed upon labor rates, which approximate the Company's fully costed labor rates.

NOTE H--EARNINGS PER SHARE
A reconciliation of the numerators and the denominators of earnings per common share and per share -- assuming dilution follows (in thousands, except per share amounts):

                                                                         For the three months ended
                                                                                 December 31,
                                                                        2002                  2001
                                                                        ----                  ----
Numerator:
Income from continuing operations
   available to common stockholders                                    $2,002               $ 1,894

Discontinued operations:
   Income (loss) from discontinued
      operations net of income taxes                                      217                (1,332)
                                                                       ------               -------

Net income available to common
   stockholders                                                        $2,219                 $ 562
                                                                       ============================

Denominator:
Weighted average common shares                                         33,531                33,068

Effect of dilutive securities:
   Employee stock options                                                  75                   403
                                                                       ------                ------
Weighted average common shares
   assuming dilution                                                   33,606                33,471
                                                                       ============================

Income from continuing operations
   Per common share                                                     $0.06                 $0.06
   Per share -- assuming dilution                                       $0.06                 $0.06

Income (loss) from discontinued operations
   Per common share                                                     $0.01                ($0.04)
   Per share -- assuming dilution                                       $0.01                ($0.04)

Net income
   Per common share                                                     $0.07                 $0.02
   Per share -- assuming dilution                                       $0.07                 $0.02


Potentially dilutive securities with an anti-dilutive effect (convertible debt in both periods presented) are not included in the above calculation.


NOTE I--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the three months ended December 31, 2002 and 2001, were approximately $8.0 and $6.5 million, respectively, all of which were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $0.5 and $0.7 million, respectively.

NOTE J--BUSINESS SEGMENTS
As a result of the discontinuation of the Global Energy and Utilities Solutions business at the end of third quarter of fiscal year 2002 and the sale of the Global Manufacturing & Distribution Solutions business on May 31, 2002, the Company currently has one reportable segment: Global Education Solutions ("GES"). The financial statements presented above, exclusive of discontinued operations, reflect the operations of the Global Education Solutions business.

NOTE K--COMPREHENSIVE INCOME
(in thousands)
                                                       Three Months Ended
                                                           December 31,
                                                   2002                   2001
                                                   ----                   ----
Net income                                        $2,219                  $562
   Foreign currency translation adjustment           (92)                  (86)
   Unrealized gain (loss) on marketable
      securities                                    (264)                   79
                                                  ----------------------------
Other comprehensive loss                            (356)                   (7)
                                                  ----------------------------
Total Comprehensive Income                        $1,863                  $555
                                                  ============================

NOTE L--GOODWILL AND INTANGIBLE ASSETS
Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill is instead carried at its book value as of October 1, 2001, and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized.

The Company's goodwill was $45.5 and $28.8 million at December 31, 2002, and September 30, 2002, respectively. The increase in goodwill at December 31, 2002, is the result of the Campus Pipeline acquisition (see Note F). The Company will be required to test the value of its goodwill at least annually. The following table sets forth the Company's amortized and unamortized intangible assets at the periods indicated (in thousands):


                                                       December 31, 2002                        September 30, 2002
                                               Gross Carrying       Accumulated         Gross Carrying        Accumulated
                                                   Amount           Amortization             Amount           Amortization
                                                   ------           ------------             ------           ------------
Amortized intangible assets
  Purchased software                              15,462               (5,144)                12,462             (4,558)
  Covenants-not-to-compete                         6,065               (5,862)                 6,065             (5,687)
  Customer relationships                           7,652                 (265)                 1,652               (110)
  Trade names and trademarks                       2,000                  (47)                    --                 --
                                               ---------------------------------        ----------------------------------
                                                  31,179              (11,318)                20,179            (10,355)
                                               =================================        ==================================

Unamortized intangible assets
  Trade names and trademarks                         865                                         865
                                               ---------                                ------------
                                                     865                                         865
                                               =========                                ============


Estimated amortization expense for amortized intangible assets for the next five fiscal years ending September 30, are as follows (in thousands):

       Fiscal Year
           2003                            $ 3,741
           2004                              3,413
           2005                              3,401
           2006                              3,401
           2007                              2,350
        thereafter                           4,518
                                           -------
          Total                            $20,824

Amortization expense on intangible assets was $1.0 and $0.2 million for the three months ended December 31, 2002 and 2001, respectively.


NOTE M--BOND REPURCHASE

In several transactions during the first quarter of fiscal year 2003, the Company repurchased $40.9 million face value of the $74.7 million, 5% convertible subordinated debentures due October 15, 2004. The Company repurchased the convertible debentures at prices ranging from $94 to $96, plus accrued interest. The transaction included $39.2 million principal and interest of $0.9 million for a total payment of $40.1 million including fees. The Company recorded a gain of $1.3 million, included in interest and other income, in the first quarter of fiscal year 2003 related to these transactions. The gain was classified as interest and other income as a result of the Company's adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), at the beginning of fiscal year 2003. SFAS 145 requires that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. The following discussion excludes the results of the Global Energy and Utilities Solutions ("EUS") and Global Manufacturing & Distribution Solutions ("MDS") businesses as they were classified as discontinued operations in fiscal year 2002.

RESULTS OF OPERATIONS
The following table sets forth: (i) income statement items as a percentage of total revenues and (ii) the percentage change for each item from the prior-year comparative period.

                                                                   % of Total Revenue
                                                                   Three Months Ended           % Change from
                                                                       December 31,               Prior Year
                                                                    2002          2001               2002
                                                                    ----          ----               ----
Revenues
Software sales and commissions                                       18%           12%                82%
Maintenance and enhancements                                         35%           37%                16%
Software services                                                    31%           32%                23%
Outsourcing services                                                 13%           16%                (1)%
Interest and other income                                             3%            3%                30%
                                                                 ---------------------           -------------
Total                                                               100%          100%                24%
                                                                 =====================           =============

Expenses
Cost of software sales, commissions,
   services, and maintenance
   and enhancements                                                  64%           63%                26%
Selling, general and administrative                                  30%           29%                29%
Interest expense                                                      1%            2%               (52)%
Income from continuing operations
   before income taxes                                                5%            6%                 3%
                                                                 =====================           =============

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
                                                 Three Months Ended
                                                     December 31,
                                                 2002          2001
                                                 ----          ----
Gross Profit
Software sales and maintenance
   and enhancements                                50%          54%
Software services                                  11%          14%
Outsourcing services                               26%          20%
                                                 ------------------
Total                                              34%          35%
                                                 ==================

Revenues:
---------
o Software sales and commissions revenue increased 82% compared to the prior-year period due to increases in traditional Banner license fees and the results of the first quarter fiscal year 2003 Campus Pipeline, Inc. and second quarter fiscal year 2002 Applied Business Technologies, Inc. ("ABT") acquisitions, which provided approximately 37% and 20%, respectively, of the increase.

o The 16% increase in maintenance and enhancements revenue in the first three months of fiscal year 2003 was the result of the growing installed base of clients in all of the Company's product lines and annual escalators on existing contracts. Maintenance and enhancements revenue from the second quarter fiscal year 2002 acquisitions of ABT and the Sallie Mae business and the first quarter fiscal year 2003 acquisition of Campus Pipeline provided 51% of the increase. The Company continues to experience a high annual renewal rate on existing maintenance contracts, although there can be no assurance that this will continue.

o Software services revenue increased 23% in the first three months of fiscal year 2003 compared with the prior-year period. The increase is primarily the result of (i) increased implementation and integration services provided to the Company's traditional Banner clients and (ii) new services business as a result of the ABT and Sallie Mae acquisitions in the second quarter of fiscal year 2002 and the Campus Pipeline acquisition in the first quarter of fiscal year 2003.

o Outsourcing services revenue decreased 1% in the first quarter of fiscal year 2003 compared with the prior-year period. This decrease is primarily the result of the Company's decision to focus its efforts on servicing its existing outsourcing client base and obtaining renewals from these clients as opposed to aggressively seeking new outsourcing clients. As a result, the Company does not anticipate future growth in its outsourcing business.

o The increase in interest and other income in the first quarter of fiscal year 2003 compared with the prior year period is the result of the $1.3 million gain on the repurchase of $40.9 million face value of the Company's $74.7 million, 5% convertible subordinated debentures due October 15, 2004. This increase was offset by decreased interest income earned on the Company's decreased cash and short-term investments balances.

Gross Profit:
-------------
Total gross profit decreased as a percentage of total revenue (excluding interest and other income) from 35% for the first quarter of fiscal year 2002 to 34% for the first quarter of fiscal year 2003. The software sales, commissions, maintenance, and enhancements gross profit percentage decreased primarily as a result of the separate development efforts related to the ABT and Sallie Mae products acquired in fiscal year 2002 and the Campus Pipeline products acquired in the first quarter of fiscal year 2003. The software services margin decreased in the three-month period ending December 31, 2002, compared with the prior-year period as a result of decreased utilization. The services utilization decrease is primarily the result of a disparity between client requirements of the Company's growing backlog of services contracts and the Company's available resources. The Company is developing methods to better analyze services backlog and anticipates improved services margins over the year. The outsourcing services margin increased in the fiscal year 2003 period primarily as a result of contract renewals and increased utilization of outsourcing professionals.

Selling, General and Administrative Expenses:
---------------------------------------------
Selling, general and administrative expenses increased in fiscal year 2003 compared with fiscal year 2002 as a result of (i) amortization and employee costs related to the ABT and Sallie Mae business acquisitions in the second quarter of fiscal year 2002 and the Campus Pipeline acquisition in the first quarter of fiscal year 2003, (ii) investments the Company has made in its sales and marketing organizations, and (iii) increased sales commissions as a result of increased revenues.

Discontinued Operations:
------------------------
During fiscal year 2002, the Company declared the Global Energy and Utilities Solutions ("EUS") and the Global Manufacturing & Distribution Solutions ("MDS") businesses as discontinued. The MDS business was sold on May 31, 2002, and, as a result, the fiscal year 2003 income from discontinued operations includes only the results of the EUS business. The fiscal year 2002 loss from discontinued operations includes the results of the EUS and the MDS businesses, which, net of taxes were $0.6 million and ($1.9) million, respectively.

Cyclical Nature of Business:
----------------------------
Certain factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, and general economic and political conditions. While the Company has historically generated a greater portion of license fees and total revenue in the last two fiscal quarters, the nonseasonal factors cited above may have a greater effect than seasonality on the Company's results of operations.


Liquidity, Capital Resources, and Financial Position

The Statement of Cash Flows for the three-month period ending December 31, 2002 shows the EUS business as a discontinued operation. The Statement of Cash Flows for the prior year period is based on historical information and has not been restated to present the MDS and EUS businesses as discontinued operations.

The Company's cash and short-term investments balance was $57.3 million as of December 31, 2002 and $133.6 million as of September 30, 2002. The cash balances decreased primarily as a result of the acquisition of Campus Pipeline and the repurchase of the Company's convertible subordinated debentures in the quarter ending December 31, 2002. The Company anticipates using its cash and short-term investments balance to fund future growth through various means, including strategic alliances and acquisitions.

Cash used in operating activities was $5.5 million in the first quarter of fiscal year 2003 compared with $9.4 million used in the prior-year period. The primary uses of cash in the fiscal year 2003 period were decreased accrued expenses, decreased deferred revenue, and increased accounts receivable offset by decreased prepaid income taxes and net assets of discontinued operations. The decrease in accrued expenses is primarily the result of employee bonus and other payments, interest paid on the Company's convertible debentures, and payments related to the Company's legal matters discussed below. The increases in accounts receivable at December 31, 2002 compared to September 30, 2002, are primarily the result of the timing of billings on software licenses and a seasonal decline in collections in December. The Company is working to implement actions directed at improving payment terms and reducing days sales outstanding. Prepaid income taxes decreased as a result of a refund received in the first quarter of fiscal year 2003 and net assets of discontinued operations decreased primarily as a result of collections on accounts receivable of the discontinued business. Cash expenditures for the first three months of fiscal year 2003 related to retirement and restructuring charges (which are included in operating activities) were approximately $0.2 million, and are expected to be approximately $0.5 million for the remainder of fiscal year 2003 and $0.4 million in total for all subsequent years, principally for severance costs.

Cash provided by investing activities was $13.3 million for the first quarter of fiscal year 2003 compared with cash used of $37.2 million for the fiscal year 2002 period. Net cash of $41.9 million was provided by the sale or maturity of investments available for sale offset by $27.0 million used for the purchase of Campus Pipeline in October 2002.

The $41.4 million in cash used in financing activities was primarily the repayment of $40.9 million of the Company's 5% convertible subordinated debentures due October 15, 2004.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2004 and includes optional annual renewals. There were no borrowings outstanding at December 31, 2002 or September 30, 2002. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company has complied with all covenants and conditions at December 31, 2002. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At December 31, 2002, the Company had no letters of credit outstanding and $30 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In several transactions in the first quarter of fiscal year 2003, the Company repurchased $40.9 million face value of the $74.7 million debentures. The Company repurchased the convertible debentures at prices ranging from $94 to $96, plus accrued interest. The transaction included $39.2 million principal and interest of $0.9 million for a total payment of $40.1 million including fees. The Company recorded a gain of $1.3 million, included in interest and other income, in the first quarter of fiscal year 2003 related to these transactions. If the remaining debentures outstanding were converted, 1.3 million additional shares would be added to common shares outstanding at December 31, 2002. The debentures were antidilutive for the fiscal year 2003 and 2002 periods and therefore are not included in the denominators for income from continuing operations per share - assuming dilution, income (loss) from discontinued operations per share - assuming dilution, or net income per share - assuming dilution for these periods.

At December 31, 2002, the Company had performance bonds outstanding that could require the Company's performance or cash payment in the event of demands by third parties. The expiration periods of the performance bonds are: less than one year, $0.2 million and one year through three years, $11.2 million.

At December 31, 2002, the Company has purchase commitments with third party software providers totaling approximately $1.9 million. The commitments are for the purchase of license fee and related maintenance or services inventories from the third-party provider for use or sale to the Company's clients and extend through October 2005.

The Company has guaranteed the obligations under a lease agreement assigned by the Company. Such guarantee is effective through the end of the lease term, which is March 2013. If the current leaseholder fails to meet its payment obligations under the assigned lease, the Company would be responsible for payments up to a maximum of $2.5 million. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material. Should the Company be required to make any payments under the guarantee, it would then seek recourse from the current leaseholder.

Contingency:
------------
The Company was involved in litigation relating to two software implementations. The claimants asserted that the Company did not perform under the contracts. The Company had filed counter suits seeking to recover unpaid accounts receivable. The Company recorded an accrual in fiscal year 2002 in the amount of $0.7 million against the possibility of unfavorable judgments. In the first quarter of fiscal year 2003, in order to avoid the expense and disruption of protracted litigation, the Company and the claimants reached agreement to settle the lawsuits. Terms of the settlements were confidential, but the amount paid, net of anticipated insurance proceeds approximates the amount accrued. While these contracts originated within the MDS business, which has been sold, the right to appeal and the impact of the related outcome were retained by the Company.

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

Critical Accounting Policies:
-----------------------------
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies require significant judgments and estimates in the preparation of its consolidated financial statements.

Revenue Recognition: The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount due to contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $11 million at December 31, 2002.

Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. Maintenance and enhancement agreements are billed annually and often billed in arrears, resulting in revenues in excess of billings as revenue is recognized ratably over the contract term. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $22 million at December 31, 2002.

Software services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the proportional-performance method, which relies on estimates of total expected contract revenues and costs. Since accounting for these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $12 million at December 31, 2002. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

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

Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to five years in length, and provide a recurring revenue stream throughout the term of the contract. During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $2 million at December 31, 2002. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known. Many of the Company's outsourcing services contracts include contractual termination provisions, which provide for payment of a fee to the Company in the event a client terminates a contract early. The aggregate termination fees under these contracts were approximately $8 million at December 31, 2002.

Long-Term Investments: The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held Internet company. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments. The Company recorded asset impairment charges of $5.4 million and $7.8 million in the third quarter of fiscal year 2002 and the second quarter of fiscal year 2001, respectively. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. Future earnings would be reduced and earnings would be charged if there was an additional impairment that was found to be other than temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future write-down in the carrying amount of this investment to recognize an impairment loss due to an other than temporary decline in the value of the investment.

Goodwill and Intangible Assets: The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires estimates and assumptions that affect the consolidated financial statements. The Company assigns intangible assets useful lives, which are reassessed on an ongoing basis, ranging from two to 10 years, based on estimates, assumptions, and third-party valuations.

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

Factors That May Affect Future Results and Market Price of Stock:
-----------------------------------------------------------------
The forward-looking statements discussed herein and elsewhere -- including statements concerning the Company's or management's forecasts, estimates, intentions, beliefs, anticipations, plans, expectations, or predictions for the future -- are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The following discussion highlights some, but not all, of the risks and uncertainties that may have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

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

A significant part of the Company's business also results from the provision of services by the Company to clients who license the Company's software. The Company realizes lower margins on services revenues than on license revenues. The Company bases its expense levels in the services area on various factors, including the Company's expectation of future license sales and its expectation of when clients who have licensed the Company's software will actually implement the software. If software license revenues do not meet expectations, or if clients delay implementation of software licensed, the Company's business, results of operations, financial condition, and cash flows would be adversely affected.

The success of the Company's business depends upon certain key management, sales, and technical personnel. In addition, the Company believes that to succeed in the future, it must continue to attract, retain, and motivate talented and qualified management, sales, and technical personnel. Competition for such personnel in the information technology industry is intense. The

Company sometimes has difficulty locating qualified candidates. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate, and retain other skilled management, sales, and technical personnel. The loss of certain key personnel or the inability to attract and retain qualified employees in the future could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

The application software industry is characterized by intense competition, rapid technological advances, changes in client requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully, and to continue to develop and market new products and enhancements cost-effectively. This necessitates continued investment in research and development and sales and marketing. There can be no assurance that new industry standards or changing technology will not render the Company's products obsolete or non-competitive, that the Company will be able to develop and market new products successfully, or that the Company's market will accept its new product offerings. Furthermore, software programs as complex as those the Company offers may contain undetected errors or bugs when they are first introduced or as new versions are released. Despite Company and third-party testing, there can be no assurance that errors will not be found in new product offerings. Such errors can cause unanticipated costs and delays in market acceptance of these products and could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows. In addition, distribution methods, such as the Internet and other electronic channels, have removed many of the barriers to entry that small and start-up software companies faced in the past. Therefore, the Company expects competition to increase in its market.

If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products, or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to directly or indirectly market in the future are in various stages of development.

Intense competition in the market in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software products, hardware products, or services. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company's competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

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

During fiscal year 2000, the Company made an investment in WebCT and entered into a strategic alliance with WebCT to exclusively market the WebCT e-learning tools and e-learning hub to the Company's client base. The alliance builds upon the Company's Campus Pipeline and Luminus solutions and the Company's Banner Student Self-Service and Banner Faculty and Advisor Self-Service products to offer a unified, on-line, connected e-learning solution. This integrated solution enables clients to access information systems, learning tools, online services, campus communication, and community resources through a single point of access. The Company provides the real-time, bi-directional exchange of data between the Company's student information system and the WebCT course environment, eliminating manual synchronization of like information. The continued success of this investment and strategic alliance depends upon: (i) the ability of the Company and WebCT to meet development and implementation schedules for products and to enhance the products over time, (ii) the market acceptance of the products, (iii) the Company's ability to integrate the WebCT products with the Company's products cost-effectively and on a timely basis, and
(iv) the ability of WebCT to achieve their financial goals.

Certain of the Company's contracts are subject to "fiscal funding" clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients that represent a substantial portion of the Company's revenues were to invoke the fiscal funding provisions of their contracts, the Company's business, results of operations, financial condition, and cash flows would be adversely affected.

Certain of the Company's outsourcing and software services contracts may be terminated by the client for convenience. If clients that represent a substantial portion of the Company's revenues terminate for convenience, the Company's future business, results of operations, financial condition, and cash flows would be adversely affected.

The Company provides software-related services, including systems implementation and integration services. Services are provided under time and materials contracts, in which case revenue is recognized as the services are provided, and under fixed-price arrangements, in which case revenue is recognized on the proportional performance method. Revisions in estimates of costs to complete are reflected in operations during the period in which the Company learns of facts requiring those revisions.

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

In the second quarter of fiscal year 2002, the Company acquired the Sallie Mae student information systems business and Applied Business Technologies, Inc. and in October 2002, the Company acquired Campus Pipeline, Inc. These acquisitions were entered into in order to increase the Company's opportunities in the higher education market. The success of these acquisitions depends upon: (i) the Company's ability to integrate the acquired products and operations with the Company's products and operations cost-effectively and on a timely basis, (ii) the Company's ability to complete development of and enhance the products acquired efficiently and cost effectively, and (iii) the market acceptance of the products and technologies acquired and the services related thereto. If these acquisitions are not successful, acquired intangibles might become impaired and the Company may be required to record impairment charges that could have a material adverse impact on the Company's business, financial condition, cash flows, and results of operations.

On May 31, 2002, the Company consummated the sale of its process manufacturing software business to Agilisys International Limited. The Company agreed to sell substantially all of the assets of the process manufacturing software business for $13.2 million in cash, subject to adjustment in certain circumstances. Due to such adjustments, which principally related to the collection of receivables by the Company, the net proceeds received by the Company were $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale.

On February 12, 2003, the Company signed a definitive agreement to sell the Global Energy and Utilities Solutions ("EUS") business to Indus International, Inc. for $39 million, subject to adjustment based on the working capital of the business at closing, which is expected to be before March 31, 2003. The Company expects to recognize a gain on the sale of the EUS business. The consummation of the transaction is subject to the receipt by the purchaser of necessary financing and certain closing conditions and required approvals.

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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative or qualitative disclosures for fiscal year 2003. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended September 30, 2002.




ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the date of filing this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of Evaluation Date, the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II


Item 1.  Legal Proceedings

In connection with the sale of assets or a business, the Company typically agrees to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. In the opinion of management, any indemnity obligations of the Company that may result would not materially affect the Company's consolidated financial statements.

The Company was involved in litigation relating to two software implementations. The claimants asserted that the Company did not perform under the contracts. The Company had filed counter suits seeking to recover unpaid accounts receivable. The Company recorded an accrual in fiscal year 2002 in the amount of $0.7 million against the possibility of unfavorable judgments. In the first quarter of fiscal year 2003, in order to avoid the expense and disruption of protracted litigation, the Company and the claimants reached agreement to settle the lawsuits. Terms of the settlements were confidential, but the amount paid, net of anticipated insurance proceeds approximates the amount accrued. While these contracts originated within the MDS business, which has been sold, the right to appeal and the impact of the related outcome were retained by the Company.

The Company from time to time is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.



Item 6 (a).  Exhibits

Exhibit 10.1 Eleventh Amendment and Modification to Credit Agreement dated as of October 18, 2002, among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A.

Exhibit 10.2 Subsidiary Guaranty Agreement dated as of October 18, 2002, between Campus Pipeline, Inc. as Guarantor and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A.

Exhibit 10.3 Explanation and Waiver of Rights Regarding Confession of Judgment (Surety) dated as of October 23, 2002, between Campus Pipeline, Inc. as Obligor and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A.

Exhibit 99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Item 6 (b).   Reports on Form 8-K

On November 5, 2002, the Company filed a Current Report on Form 8-K announcing that on October 23, 2002 (the "Effective Time"), CPI Acquisition Company, Inc., a Delaware corporation ("Acquisition Sub"), merged with and into Campus Pipeline, Inc., a Delaware corporation ("Campus Pipeline"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 30, 2002, by and among Systems & Computer Technology Corporation, a Delaware corporation (the "Company"), Campus Pipeline and Acquisition Sub (the "Merger"). Pursuant to the Merger Agreement, Campus Pipeline was to be the surviving company in the Merger, and at the Effective Time, became a wholly-owned subsidiary of the Company.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 02/14/03                 /s/  Eric Haskell
                         ________________________________
                         Eric Haskell
                         Executive Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer

                                 CERTIFICATIONS
CEO CERTIFICATION


   I, Michael D. Chamberlain, certify that:


   1. I have reviewed this quarterly report on Form 10-Q of Systems & Computer Technology Corporation (the "Company");


   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;


   4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:


        a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


        b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003


/s/ Michael D. Chamberlain

_______________________________________

Michael D. Chamberlain, President and Chief
Executive Officer

CFO CERTIFICATION


   I, Eric Haskell, certify that:


   1. I have reviewed this quarterly report on Form 10-Q of Systems & Computer Technology Corporation (the "Company");


   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;


   4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:


        a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


        b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Eric Haskell
_________________________________________
Eric Haskell, Executive Vice President, Finance
& Administration, Treasurer and Chief Financial
Officer