Form 10-Q
period 2003-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2003-05-15
CIK 707606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

 (Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

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

33,640,000 Common shares, $.01 par value, as of May 09, 2003


                    Page 1 of 33 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 2003 and September 30, 2002

     Condensed Consolidated Statements of Operations -
        Three Months Ended March 31, 2003 and 2002

     Condensed Consolidated Statements of Operations -
        Six Months Ended March 31, 2003 and 2002

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended March 31, 2003 and 2002

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

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                        March 31,         September 30,
                                                                          2003                2002
                                                                        UNAUDITED)           (NOTE)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $ 35,137            $ 72,820
    Short-term investments, including
          accrued interest of $230 and $701                               43,052              60,754
    Receivables, including $53,274 and
          $41,446 of earned revenues in
          excess of billings, net of allowance
          for doubtful accounts of $3,009 and
          $4,789                                                          88,932              77,824
    Note receivable                                                       10,000                  --
    Prepaid income taxes                                                  16,445              20,353
    Prepaid expenses and other assets                                     18,535              17,130
                                                                        --------            --------
TOTAL CURRENT ASSETS                                                     212,101             248,881

PROPERTY AND EQUIPMENT--at cost, net
    of accumulated depreciation                                           27,983              27,265

CAPITALIZED COMPUTER SOFTWARE COSTS,
    net of accumulated amortization                                        3,331               4,427

GOODWILL                                                                  47,167              28,784

INTANGIBLE ASSETS, net of accumulated
    amortization                                                          19,665              10,689

OTHER ASSETS AND DEFERRED CHARGES                                         27,365              18,949

NET ASSETS OF DISCONTINUED OPERATIONS                                         --              28,869

                                                                        --------            --------
TOTAL ASSETS                                                            $337,612            $367,864
                                                                        ========            ========

Note: The condensed consolidated balance sheet at September 30, 2002, has been derived from the audited financial statements at that date. Certain prior-year amounts have been reclassified to conform to this year's presentation.


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)
(in thousands, except per share amounts)

                                                                     March 31,         September 30,
                                                                       2003                2002
                                                                    (UNAUDITED)           (NOTE)
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $  6,159            $  6,402
    Income taxes payable                                                1,130               1,096
    Accrued expenses                                                   47,512              39,212
    Deferred revenue                                                   19,374              24,948
                                                                     --------            --------
TOTAL CURRENT LIABILITIES                                              74,175              71,658

LONG-TERM DEBT                                                         33,790              74,723
OTHER LONG-TERM LIABILITIES                                             2,911               2,912

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per
          share--authorized 3,000 shares,
          none issued                                                      --                  --
    Common stock, par value $.01 per share--
          authorized 100,000 shares, issued
          38,178 and 38,029                                               382                 380
    Capital in excess of par value                                    126,335             125,586
    Retained earnings                                                 125,263             117,622
    Accumulated other comprehensive loss                               (1,042)               (583)
                                                                     --------            --------
                                                                      250,938             243,005
Less
    Held in treasury, 4,550 and 4,582 common
        share--at cost                                                (24,202)            (24,434)
                                                                     --------            --------
                                                                      226,736             218,571
                                                                     --------            --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $337,612            $367,864
                                                                     ========            ========

Note: The condensed consolidated balance sheet at September 30, 2002, has been derived from the audited financial statements at that date. Certain prior-year amounts have been reclassified to conform to this year's presentation.


See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                                2003             2002
Revenues:
   Software sales and commissions                                             $ 7,478          $  6,913
   Maintenance and enhancements                                                26,618            22,017
   Software services                                                           22,577            20,032
   Outsourcing services                                                         8,187             8,350
   Interest and other income                                                      483             1,217
                                                                              -------          --------
                                                                               65,343            58,529
                                                                              -------          --------
Expenses:
   Cost of software sales, commissions,
       maintenance and enhancements                                            19,985            15,155
   Cost of software services                                                   17,851            15,933
   Cost of outsourcing services                                                 6,047             6,286
   Selling, general and administrative                                         18,469            14,516
   Retirement and restructuring charge                                          1,520             4,874
   Interest expense                                                               492             1,047
                                                                              -------          --------
                                                                               64,364            57,811
                                                                              -------          --------
Income from continuing operations
   before income taxes                                                            979               718
Provision for income taxes                                                        396               208
                                                                              -------          --------

Income from continuing operations                                                 583               510

Discontinued operations
   Loss from discontinued operations,
       adjusted for applicable provision (benefit)
       for income taxes of $755 and ($243)                                     (1,794)           (3,696)
   Gain (loss) on sale of discontinued operations,
       net of income tax provision (benefit)
       of $865 and ($3,446)                                                     6,633            (7,042)
                                                                              -------          --------

Income (loss) from discontinued operations                                      4,839           (10,738)
                                                                              -------          --------
Net income (loss)                                                             $ 5,422          $(10,228)
                                                                              -------          --------

Income from continuing operations
   per common share                                                           $  0.02          $   0.02
   per share -- assuming dilution                                             $  0.02          $   0.02

Income (loss) from discontinued operations
   per common share                                                           $  0.14          $  (0.32)
   per share -- assuming dilution                                             $  0.14          $  (0.32)

Net income (loss)
   per common share                                                           $  0.16          $  (0.31)
   per share -- assuming dilution                                             $  0.16          $  (0.31)

Common shares and equivalents outstanding
   average common shares                                                       33,611            33,126
   average common shares -- assuming dilution                                  33,633            33,445

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)

                                                                              For the Six Months Ended
                                                                                      March 31,
                                                                                  2003         2002
Revenues:
    Software sales and commissions                                              $ 18,472     $ 12,969
    Maintenance and enhancements                                                  48,651       40,981
    Software services                                                             42,304       36,131
    Outsourcing services                                                          16,463       16,703
    Interest and other income                                                      2,428        2,714
                                                                                --------     --------
                                                                                 128,318      109,498
                                                                                --------     --------
Expenses:
    Cost of software sales, commissions,
        maintenance and enhancements                                              36,497       26,597
    Cost of software services                                                     35,504       29,837
    Cost of outsourcing services                                                  12,151       12,952
    Selling, general and administrative                                           37,334       29,172
    Retirement and restructuring charge                                            1,520        4,874
    Interest expense                                                                 996        2,093
                                                                                --------     --------
                                                                                 124,002      105,525
                                                                                --------     --------
Income from continuing operations
    before income taxes                                                            4,316        3,973
Provision for income taxes                                                         1,731        1,569
                                                                                --------     --------

Income from continuing operations                                                  2,585        2,404

Discontinued operations
    Loss from discontinued operations,
        adjusted for applicable provision (benefit)
        for income taxes of $899 and ($1,229)                                     (1,577)      (5,028)
    Gain (loss) on sale of discontinued operations,
        net of income tax provision (benefit)
        of $865 and ($3,446)                                                       6,633       (7,042)
                                                                                --------     --------
Income (loss) from discontinued operations                                         5,056      (12,070)
                                                                                --------     --------
Net income (loss)                                                               $  7,641     $ (9,666)
                                                                                --------     --------

Income from continuing operations
    per common share                                                            $   0.08     $   0.07
    per share -- assuming dilution                                              $   0.08     $   0.07

Income (loss) from discontinued operations
    per common share                                                            $   0.15     $  (0.36)
    per share -- assuming dilution                                              $   0.15     $  (0.36)

Net income (loss)
    per common share                                                            $   0.23     $  (0.29)
    per share -- assuming dilution                                              $   0.23     $  (0.29)

Common shares and equivalents outstanding
    average common shares                                                         33,571       33,101
    average common shares -- assuming dilution                                    33,619       33,463

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)

                                                                                  For the Six Months Ended
                                                                                          March 31,
                                                                                    2003              2002
Operating Activities
   Net income (loss)                                                              $  7,641          $ (9,666)
   Adjustment to reconcile net income (loss) to net
   cash used in operating activities
     Gain on bond repurchase                                                        (1,350)               --
     Gain on sale of business                                                       (6,633)               --
     Depreciation and amortization                                                   7,659            10,871
     Provision for doubtful accounts                                                   362             1,135
     Deferred tax benefit                                                             (102)           (1,504)
     Changes in operating assets and liabilities:
          Increase in receivables                                                   (7,822)           (1,834)
          Decrease (increase) in prepaid income taxes                                  943           (13,919)
          Increase in other current assets                                          (1,551)             (769)
          Decrease in accounts payable                                                (243)           (4,705)
          Increase (decrease) in income taxes payable                                   34            (7,080)
          (Decrease) increase in accrued expenses                                  (14,439)            11,087
          Decrease in deferred revenue                                              (8,138)           (4,955)
          Decrease in other operating assets
             and deferred charges                                                    2,911             1,514
          Decrease in net assets of discontinued
             operations                                                              8,739                --
                                                                                  --------          --------
NET CASH USED IN OPERATING ACTIVITIES                                              (11,989)          (19,825)

Investing Activities
   Purchase of property & equipment                                                 (3,228)           (2,271)
   Proceeds from sale of property & equipment                                           --             1,450
   Capitalized computer software costs                                                  --              (563)
   Purchase of investments available for sale                                      (37,115)          (69,844)
   Proceeds from sale of discontinued operations                                    27,774                --
   Proceeds from the sale or maturity of investments
     available for sale                                                             54,030            44,250
   Purchase of business, net of cash acquired                                      (27,032)          (33,402)
                                                                                  --------          --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 14,429           (60,380)

Financing Activities
   Repayment of borrowings                                                         (41,103)             (381)
   Issuance of Company stock                                                           232               213
   Proceeds from exercise of stock options                                             748               964
                                                                                  --------          --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                (40,123)              796

DECREASE IN CASH & CASH EQUIVALENTS                                                (37,683)          (79,409)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      72,820           101,475
                                                                                  --------          --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                          $ 35,137          $ 22,066
                                                                                  ========          ========

Supplemental information
   Noncash investing and financing activities:
     Sale of business -- noncash portion                                            10,000                 -

See notes to condensed consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the fiscal year 2002 and fiscal year 2003 restructuring charges) considered necessary for a fair presentation have been included. During the quarter ended March 31, 2003, the Company completed the sale of the Global Energy and Utilities Solutions ("EUS") business. The fiscal year 2002 condensed consolidated balance sheet and condensed consolidated statement of operations reflect the EUS business as a discontinued operation. During the quarter ended June 30, 2002, the Company completed the sale of the Global Manufacturing & Distribution Solutions ("MDS") business. The fiscal year 2002 condensed consolidated statement of operations reflects the MDS business as a discontinued operation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Operating results for the three and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

Certain prior-year amounts have been reclassified to conform to this year's presentation.

The statement of cash flows for the six months ended March 31, 2002 is based on historical information and has not been restated to present the MDS and EUS businesses as discontinued operations.


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

                                                                  Three months ended         Six months ended
                                                                      March 31,                  March 31,
                                                                 2003          2002         2003          2002
                                                             -----------------------      ----------------------
Net income (loss), as reported                                $ 5,422      $(10,228)      $ 7,641       $ (9,666)
Less:  stock-based employee compensation
   expense determined under fair value
   method, net of related tax effects                            (738)         (485)       (1,309)          (963)
                                                             ----------------------       ----------------------
Pro forma net income (loss)                                   $ 4,684      $(10,713)      $ 6,332       $(10,629)
                                                             ======================       ======================

Earnings (loss) per share:
per common share, as reported                                 $  0.16      $  (0.31)      $  0.23       $  (0.29)
per common share, pro forma                                   $  0.14      $  (0.32)      $  0.19       $  (0.32)

per share--assuming dilution, as reported                     $  0.16      $  (0.31)      $  0.23       $  (0.29)
per share--assuming dilution, pro forma                       $  0.14      $  (0.32)      $  0.19       $  (0.32)

NOTE C--CASH AND SHORT-TERM INVESTMENTS
Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the date of purchase.

Short-term investments consist of corporate, state and municipal, and federal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At March 31, 2003, the portfolio of securities has been classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as a current asset.

For the purpose of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Gross realized gains on sales of available-for-sale securities were approximately $0.3 million for the six months ended March 31, 2003.

Short-term investments at March 31, 2003, are comprised of (in thousands):

Corporate debt securities                          $20,189
State and municipal debt securities                 17,606
Federal debt securities                              5,257
                                                   -------
                                                   $43,052
                                                   =======

The contractual maturities of short-term investments held as of March 31, 2003, are (in thousands):

Due in one year or less                            $24,854
Due after one year through four years               18,198
                                                   -------
                                                   $43,052
                                                   =======


NOTE D--LONG-TERM INVESTMENTS
The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held provider of web-based course tools for the higher education market. The fair value of the investment in WebCT, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments discussed below. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. During fiscal year 2001 and the third quarter of fiscal year 2002, the Company recorded asset impairment charges totaling $13.2 million and wrote-off the non-compete agreement with WebCT, which had a carrying value of $1.5 million, reducing the carrying value of the investment in WebCT to $4.0 million, which is included in other assets and deferred charges in the condensed consolidated balance sheet. At March 31, 2003, the Company owns approximately 11% of the voting shares of WebCT.

NOTE E--RETIREMENT AND RESTRUCTURING CHARGES
In the second quarter of fiscal year 2003, the Company implemented a restructuring action, principally in professional services, to better align resources with available backlog. This resulted in a restructuring charge of $1.5 million for severance payments related to the reduction in force of 65 employees. During the second quarter of fiscal year 2003, the Company made payments of $0.5 million related to these charges and at March 31, 2003, $1 million of the accrual remains. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2002, Michael J. Emmi, former President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. During the first six months of fiscal year 2003, the Company made payments of $0.08 million related to these charges and at March 31, 2003, $0.6 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

Also, during the quarter ended March 31, 2002, the Company implemented a plan for restructuring, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During that quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. During the first six months of fiscal year 2003, the Company made payments of $0.3 million related to these charges and at March 31, 2003, $0.2 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

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

Total cost of Campus Pipeline acquisition                      $36,391
Employee bonus and severance obligations                         5,191
Accrued acquisition costs                                        8,473
                                                               -------
                                                                50,055

Net tangible assets acquired                                    11,598
Customer relationships                                           6,000
Purchased software                                               3,000
Trade names and trademarks                                       2,000
Deferred taxes                                                   9,295
                                                               -------
                                                                31,893

Total goodwill                                                 $18,162

In the first quarter of fiscal year 2003, the Company recorded goodwill of $16.7 million related to the acquisition. In the second quarter of fiscal year 2003, the Company provided an additional $1.5 million reserve for real estate related costs, resulting in an adjustment to goodwill for that amount. The additional reserve results from an evaluation of the Company's ability to sublet the facilities at the terms previously anticipated. None of the goodwill is deductible for tax purposes. Goodwill includes $8.5 million of costs (which includes the $1.5 million additional reserve discussed above), including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $6.0 million of customer relationships, $3.0 million of purchased software and $2.0 million of trade names and trademarks. Intangible assets acquired have a weighted-average amortization period of eight years. Additionally the Company recorded a deferred tax asset of $9.3 million primarily to reflect the future benefit of net operating losses of Campus Pipeline. The acquired net operating losses will be used to offset the Company's future taxable income and expire in various periods ending on or before September 30, 2022. The completion of this transaction provides the Company with core technologies for the e-Education Infrastructure with portal, platform, integration, and content management technologies designed specifically for higher education. Based on open standards, these technologies can be integrated with an institution's systems to connect information, resources, and constituents.

Concurrent with the acquisition of Campus Pipeline, the Company began a detailed evaluation of Campus Pipeline's operations, resulting in a plan to terminate approximately 35 redundant employees and vacate space in a leased facility. The Company provided a reserve of $4.2 million, which is included in the $8.5 million accrued acquisition costs discussed above, for these actions and anticipates making payments for severance through the third quarter of fiscal year 2003 and for the leased facility through fiscal year 2012. Additionally the Company assumed certain employee bonus and severance obligations totaling $5.2 million and anticipates making payments on these obligations through fiscal year 2003. Of the $9.4 million total charges relating to the termination of employees, leased facilities, and employee bonus and severance obligations, the Company made, from the period of acquisition through March 31, 2003, cash payments of $5 million related to these charges, primarily for severance obligations. At March 31, 2003, approximately $4.4 million of these accruals remain.

NOTE G--DIVESTITURES
On March 5, 2003, the Company consummated the sale of its Global Energy and Utilities Solutions ("EUS") business to Indus International, Inc., for $37.8 million, subject to adjustment based on working capital at the closing date. Due to such adjustment, principally related to receivable collections by the Company, the sale price was reduced by $3.3 million, resulting in a net sale price of $34.5 million. During the quarter, the Company received cash proceeds of $27.8 million and a $10 million promissory note due within six months that is secured by a guaranty and a mortgage on real property. In connection with the sale of the EUS business, the Company retained deferred tax assets of $4.2 million and reserves pertaining to restructurings associated with the EUS business of $1.2 million, both of which were previously included in the net assets of the discontinued operations. The net assets of the discontinued operations at September 30, 2002 have been restated to reflect these reclassifications. Additionally, the Company retained liability for claims (including the cost of defense of such claims) arising from certain client matters. As a result, the Company accrued a $2 million reserve for the defense of and resolution of these matters. The legal reserve and deferred tax asset amounts are included in the calculation of the gain on sale. After such considerations, the Company recorded a pretax gain of $7.5 million on the sale, which net of an $865 thousand tax provision that included previously unrecognized deferred taxes primarily from foreign operating losses, produced a net gain of $6.6 million. EUS revenues were $23.9 million for the five-month period ending March 5, 2003 and $38.7 million for the six-month period ending March 31, 2002, respectively. The loss from discontinued operations, net of taxes, was $1.6 million for both the five-month period ending March 5, 2003 and for the six-month period ending March 31, 2002. The net assets of discontinued operations at September 30, 2002, were $28.9 million. Such amounts were restated as certain assets originally classified in discontinued operations were retained by the Company.

The results of EUS have been reported separately as discontinued operations in the consolidated statement of operations. During fiscal year 2002, the Company declared EUS as discontinued, and as a result the prior year consolidated statements of operations have been restated to present EUS as a discontinued operation. For business segment reporting, EUS was previously reported as a separate segment.


NOTE H--EARNINGS PER SHARE
A reconciliation of the numerators and the denominators of earnings per common share and per share -- assuming dilution follows (in thousands, except per share amounts):

                                                                 Three Months                Six Months
                                                                     Ended                     Ended
                                                                    March 31,                 March 31,
                                                                2003         2002         2003         2002
                                                                ----         ----         ----         ----
Numerator:
Income from continuing operations
   available to common stockholders                           $   583      $    510      $ 2,585      $  2,404

Discontinued operations:
   Income (loss) from discontinued
      operations net of income taxes                            4,839       (10,738)       5,056       (12,070)
                                                              -------      --------      -------      --------

Net income (loss) available to common
   stockholders                                               $ 5,422      ($10,228)     $ 7,641       ($9,666)
                                                              =======      ========      =======      ========


Denominator:
Weighted average common shares                                 33,611        33,126       33,571        33,101

Effect of dilutive securities:
   Employee stock options                                          22           319           48           362
                                                              -------      --------      -------      --------

Weighted average common shares
   assuming dilution                                           33,633        33,445       33,619        33,463
                                                              =======      ========      =======      ========

Income from continuing operations
   per common share                                           $  0.02      $   0.02      $  0.08      $   0.07
   per share -- assuming dilution                             $  0.02      $   0.02      $  0.08      $   0.07

Income (loss) from discontinued operations
   per common share                                           $  0.14        ($0.32)     $  0.15        ($0.36)
   per share -- assuming dilution                             $  0.14        ($0.32)     $  0.15        ($0.36)

Net income (loss)
   per common share                                           $  0.16        ($0.31)     $  0.23        ($0.29)
   per share -- assuming dilution                             $  0.16        ($0.31)     $  0.23        ($0.29)

Potentially dilutive securities with an anti-dilutive effect (convertible debt in all periods presented) are not included in the above calculation.

NOTE I--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the six months ended March 31, 2003 and 2002, were approximately $15.8 and $13.3 million, respectively, all of which were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $1.1 and $1.3 million, respectively.

NOTE J--BUSINESS SEGMENTS
The Company sold the Global Energy and Utilities Solutions business during the second quarter of fiscal year 2003 and it sold the Global Manufacturing & Distribution Solutions business in the third quarter of fiscal year 2002, leaving the Company with one reportable segment: Global Education Solutions. The financial statements presented above, exclusive of discontinued operations, reflect the operations of the Global Education Solutions business.

NOTE K--COMPREHENSIVE INCOME (LOSS)
(in thousands)

                                                                   Three Months Ended           Six Months Ended
                                                                        March 31,                  March 31,
                                                                   2003          2002          2003         2002
                                                                   ----          ----          ----         ----
Net income (loss)                                              $ 5,422       $(10,228)      $7,641       $(9,666)
   Foreign currency translation adjustment                         (57)            12         (149)          (74)
   Unrealized loss on marketable
      securities                                                   (46)          (222)        (310)         (143)
                                                               ----------------------       --------------------
Other comprehensive loss                                          (103)          (210)        (459)         (217)
                                                               ----------------------       --------------------
Total Comprehensive Income (Loss)                              $ 5,319       $(10,438)      $7,182       $(9,883)
                                                               ======================       ====================

NOTE L--GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill was $47.2 and $28.8 million at March 31, 2003, and September 30, 2002, respectively. The increase in goodwill at March 31, 2003, is primarily the result of the Campus Pipeline acquisition (see Note F). The Company will be required to test the value of its goodwill at least annually. The following table sets forth the Company's amortized and unamortized intangible assets at the periods indicated (in thousands):

                                              March 31, 2003                September 30, 2002
                                        Gross Carrying Accumulated      Gross Carrying Accumulated
                                            Amount    Amortization          Amount     Amortization
                                            ------    ------------          ------     ------------
Amortized intangible assets
  Purchased software                        15,462      (5,777)             12,462       (4,558)
  Covenants-not-to-compete                   6,065      (6,037)              6,065       (5,687)
  Customer relationships                     7,652        (456)              1,652         (110)
  Trade names and trademarks                 2,000        (109)                 --           --
                                           -------------------              -------------------
                                            31,179     (12,379)             20,179      (10,355)
                                           ===================              ===================

Unamortized intangible assets
  Trade names and trademarks                   865                             865
                                           -------                          ------
                                               865                             865
                                           =======                          ======

Estimated amortization expense for amortized intangible assets for the next five fiscal years ending September 30, are as follows (in thousands):

       Fiscal Year
           2003                            $ 3,741
           2004                              3,413
           2005                              3,401
           2006                              3,401
           2007                              2,350
        thereafter                           4,518
                                           -------
          Total                            $20,824

Amortization expense on intangible assets was $2.0 and $0.5 million for the six months ended March 31, 2003 and 2002, respectively.


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

NOTE N--NEW ACCOUNTING STANDARDS
Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no significant impact on the Company's consolidated financial position, consolidated results of operations, or liquidity.

NOTE O--SUBSEQUENT EVENTS
On May 1, 2003, as part of its repositioning initiative, the Company implemented a restructuring action to improve fundamental business processes and reduce costs. This resulted in the termination of approximately 85 employees engaged primarily in product and product support activities. In connection with this, the Company accrued a restructuring charge of approximately $1.7 million in the third quarter of fiscal year 2003, principally for severance payments.

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

                                                                % of Total Revenue                   % Change
                                                             Three                                from Prior Year
                                                             Months         Six Months          Three Mos      Six
                                                             Ended            Ended              Ended      Mos Ended
                                                            March 31,        March 31,          March 31,    March 31,
                                                          2003    2002     2003     2002          2003         2002
                                                          ----    ----     ----     ----          ----         ----
Revenues
Software sales and commissions                             11%     12%      14%      12%            8%          42%
Maintenance and enhancements                               41%     38%      38%      38%           21%          19%
Software services                                          35%     34%      33%      33%           13%          17%
Outsourcing services                                       12%     14%      13%      15%          (2)%         (1)%
Interest and other income                                   1%      2%       2%       2%         (60)%        (11)%
                                                          ------------     -------------         ------------------
Total                                                     100%    100%     100%     100%           12%          17%
                                                          ============     =============         ==================

Expenses
Cost of software sales, commissions,
     services, and maintenance
     and enhancements                                      67%     64%      66%      63%           17%          21%
Selling, general and administrative                        28%     25%      29%      27%           27%          28%
Retirement and restructuring charges                        2%      8%       1%       4%         (69)%        (69)%
Interest expense                                            1%      2%       1%       2%         (53)%        (52)%
Income from continuing operations
     before income taxes                                    1%      1%       3%       4%           36%           9%
                                                          ============     =============         ==================

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

                                                              Three Months Ended             Six Months Ended
                                                                   March 31,                    March 31,
                                                                   2003          2002            2003          2002
                                                                   ----          ----            ----          ----
Gross Profit
Software sales and maintenance
     and enhancements                                               41%           48%             46%           51%
Software services                                                   21%           20%             16%           17%
Outsourcing services                                                26%           25%             26%           22%
                                                              -----------------------        ----------------------
Total                                                               32%           35%             33%           35%
                                                              =======================        ======================

Revenues:
---------

o Software sales and commissions revenue increased 8% compared to the second quarter of fiscal year 2002 and 42% compared to the first six months of fiscal year 2002 due to the acquisitions of Campus Pipeline, Inc. in the first quarter fiscal year 2003 and Applied Business Technologies, Inc. ("ABT") in the second quarter of fiscal year 2002. Although traditional Banner sales were down in the second quarter compared to the prior year, they were flat in the first six months of fiscal year 2003 compared to the prior year period.

o The 21% and 19% increases in maintenance and enhancements revenue in the second quarter and first six months of fiscal year 2003 were the result of the growing installed base of clients in all of the Company's product lines and annual escalators on existing contracts. Maintenance and enhancements revenue from the second quarter fiscal year 2002 acquisitions of ABT and the Sallie Mae student systems business and the first quarter fiscal year 2003 acquisition of Campus Pipeline provided 30% of the increase over the prior-year quarter and 41% of the increase over the prior-year first six month period. Additionally, the Company's annual user conference held in the second quarter of fiscal year 2003 and 2002 accounted for 31% and 19% of the growth in maintenance and enhancements in the second quarter and first six months of fiscal year 2003, respectively, due to increased attendance. The Company continues to experience a high annual renewal rate on existing maintenance contracts, although there can be no assurance that this will continue.

o Software services revenue increased 13% in the first three months of fiscal year 2003 compared with the prior-year period and 17% when compared to the first six months of the prior fiscal year. The increase is primarily the result of (i) increased implementation and integration services provided to the Company's traditional Banner clients and (ii) new services business as a result of the acquisitions of ABT and the Sallie Mae student systems business in the second quarter of fiscal year 2002 and the Campus Pipeline acquisition in the first quarter of fiscal year 2003.

o Outsourcing services revenue decreased 2% and 1% in the second quarter and first six months of fiscal year 2003 compared with the prior-year periods. This decrease is primarily the result of the Company's decision to focus its efforts on servicing its existing outsourcing client base and obtaining renewals from these clients as opposed to aggressively seeking new outsourcing clients. As a result, the Company does not anticipate future growth in its outsourcing business.

o Interest and other income decreased when compared to the second quarter of the prior year as a result of the Company's decreased cash and short-term investments balances. Interest and other income decreased when compared to the first six months of the prior year as a result of the Company's decreased cash and short-term investments balances and decreased interest rates offset by the $1.3 million gain recorded in the first quarter of fiscal year 2003 on the repurchase of $40.9 million face value of the Company's $74.7 million, 5% convertible subordinated debentures due October 15, 2004.

Gross Profit:
-------------
Although the Company's gross profit increased, the total gross profit as a percentage of total revenue (excluding interest and other income) decreased from 35% for the second quarter and first six months of fiscal year 2002 to 32% for the second quarter of fiscal year 2003 and 33% for the first six months of fiscal year 2003. The software sales, commissions, maintenance, and enhancements gross profit percentage decreased primarily as a result of the separate development efforts related to the ABT and Sallie Mae products acquired in fiscal year 2002 and the Campus Pipeline products acquired in the first quarter of fiscal year 2003. The software services margin percent remained relatively flat as margins on the acquisitions in both fiscal year 2002 and fiscal year 2003 were offset by decreased utilization. The services utilization decrease is primarily the result of a disparity between client requirements of the Company's growing backlog of services contracts and the Company's available resources. The Company has developed methods to better analyze services backlog and has seen margin improvement in the second quarter of fiscal year 2003 compared to first quarter of fiscal year 2003. The Company anticipates maintaining the services margin improvement over the year. The outsourcing services margin increased in the fiscal year 2003 periods primarily as a result of contract renewals and increased utilization of outsourcing professionals.

Selling, General and Administrative Expenses:
---------------------------------------------
Selling, general and administrative expenses increased by 27% and 28% in the second quarter and first six months of fiscal year 2003, respectively compared with the prior-year periods as a result of (i) amortization and employee costs related to the acquisitions of ABT and the Sallie Mae student systems business in the second quarter of fiscal year 2002 and the Campus Pipeline acquisition in the first quarter of fiscal year 2003, (ii) investments the Company has made in its sales and marketing organizations, and (iii) increased sales commissions as a result of increased revenues.

Retirement and Restructuring Charges:
-------------------------------------
In the second quarter of fiscal year 2003, the Company implemented a restructuring action, principally in professional services, to better align resources with available backlog. This resulted in a restructuring charge of $1.5 million for severance payments related to the reduction in force of 65 employees. During the second quarter of fiscal year 2003, the Company made payments of $0.5 million related to these charges and at March 31, 2003, $1 million of the accrual remains. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2002, Michael J. Emmi, former President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. During the first six months of fiscal year 2003, the Company made payments of $0.08 million related to these charges and at March 31, 2003, $0.6 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

Also, during the quarter ended March 31, 2002, the Company implemented a plan for restructuring, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During that quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. During the first six months of fiscal year 2003, the Company made payments of $0.3 million related to these charges and at March 31, 2003, $0.2 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

Discontinued Operations:
------------------------
On March 5, 2003, the Company consummated the sale of its Global Energy and Utilities Solutions ("EUS") business to Indus International, Inc., for $37.8 million, subject to adjustment based on working capital at the closing date. Due to such adjustment, principally related to receivable collections by the Company, the sale price was reduced by $3.3 million, resulting in a net sale price of $34.5 million. During the quarter, the Company received cash proceeds of $27.8 million and a $10 million promissory note due within six months that is secured by a guaranty and a mortgage on real property. In connection with the sale of the EUS business, the Company retained deferred tax assets of $4.2 million and reserves pertaining to restructurings associated with the EUS business of $1.2 million, both of which were previously included in the net assets of the discontinued operations. The net assets of the discontinued operations at September 30, 2002 have been restated to reflect these reclassifications. Additionally, the Company retained liability for claims (including the cost of defense of such claims) arising from certain client matters. As a result, the Company accrued a $2 million reserve for the defense of and resolution of these matters. The legal reserve and deferred tax asset amounts are included in the calculation of the gain on sale. After such considerations, the Company recorded a pretax gain of $7.5 million on the sale, which net of an $865 thousand tax provision that included previously unrecognized deferred taxes primarily from foreign operating losses, produced a net gain of $6.6 million.

The results of EUS have been reported separately as discontinued operations in the consolidated statement of operations. During fiscal year 2002, the Company declared EUS as discontinued, and as a result the prior year consolidated statements of operations have been restated to present EUS as a discontinued operation. For business segment reporting, EUS was previously reported as a separate segment.

During the second quarter of fiscal year 2002, the Company declared the Global Manufacturing & Distribution Solutions ("MDS") businesses as discontinued, and sold the business on May 31, 2002. As a result, the fiscal year 2002 loss from discontinued operations includes the results of the MDS business.

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

Liquidity, Capital Resources, and Financial Position

The Statement of Cash Flows for the six-month period ending March 31, 2003 shows the EUS business as a discontinued operation. The Statement of Cash Flows for the prior year period is based on historical information and has not been restated to present the MDS and EUS businesses as discontinued operations.

The Company's cash and short-term investments balance was $78.2 million as of March 31, 2003 and $133.6 million as of September 30, 2002. The cash balances decreased primarily as a result of the acquisition of Campus Pipeline and the repurchase of the Company's convertible subordinated debentures in the first quarter of fiscal year 2003, which were partially offset by the cash proceeds received from the sale of the EUS business in the second quarter of fiscal year 2003. The Company anticipates using its cash and short-term investments balance to fund future growth through various means, including strategic alliances and acquisitions.

Cash used in operating activities was $12 million in the first six months of fiscal year 2003 compared with $19.8 million used in the prior-year period. The primary uses of cash in the fiscal year 2003 period were decreased accrued expenses, decreased deferred revenue, and increased accounts receivable partially offset by decreased prepaid income taxes. The decrease in accrued expenses is primarily the result of employee bonus and severance payments associated with the Campus Pipeline acquisition, other employee bonus payments, interest paid on the Company's convertible debentures, and payments related to settlement of certain legal matters in the first quarter of fiscal year 2003. The increases in accounts receivable at March 31, 2003 compared to September 30, 2002, relate primarily to payment terms and slow collections. The Company has implemented actions directed at improving payment terms and reducing days sales outstanding. Prepaid income taxes decreased as a result of a refund received in the first quarter of fiscal year 2003. Cash payments for the first six months of fiscal year 2003 related to retirement and restructuring charges (which are included in operating activities) were approximately $0.9 million, and are expected to be approximately $1.2 million for the remainder of fiscal year 2003 and $0.6 million in total for all subsequent years, principally for severance costs. Cash used in the fiscal year 2002 period primarily related to increased other current assets, primarily prepaid income taxes; decreased accounts and income taxes payable; and decreased deferred revenue. These were partially offset by increased accrued expenses related to the retirement and restructuring charges and the loss accrual for the sale of the manufacturing business.

Cash provided by investing activities was $14.4 million for the first six months of fiscal year 2003 compared with cash used of $60.4 million for the fiscal year 2002 period. In the fiscal year 2003 period, the Company received cash proceeds of $27.8 million for the sale of the EUS business. Additionally, net cash of $16.9 million was provided by the sale or maturity of investments available for sale. These were offset by the purchase of Campus Pipeline in the fiscal 2003 period for $27.0 million. The primary use of cash in the fiscal year 2002 period was the purchase of the Sallie Mae student systems business and Applied Business Technologies, Inc.

The $40.1 million in cash used in financing activities was primarily the repayment of $40.9 million of the Company's 5% convertible subordinated debentures due October 15, 2004.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2004 and includes optional annual renewals. There were no borrowings outstanding at March 31, 2003 or September 30, 2002. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company has complied with all covenants and conditions at March 31, 2003. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At March 31, 2003, the Company had no letters of credit outstanding and $30 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In several transactions in the first quarter of fiscal year 2003, the Company repurchased $40.9 million face value of the $74.7 million debentures. The Company repurchased the convertible debentures at prices ranging from $94 to $96, plus accrued interest. The transaction included $39.2 million principal and interest of $0.9 million for a total payment of $40.1 million including fees. The Company recorded a gain of $1.3 million, included in interest and other income, in the first quarter of fiscal year 2003 related to these transactions. If the remaining debentures outstanding were converted, 1.3 million additional shares would be added to common shares outstanding at March 31, 2003. The debentures were antidilutive for the fiscal year 2003 and 2002 periods and therefore are not included in the denominators for income from continuing operations per share - assuming dilution, income (loss) from discontinued operations per share - assuming dilution, or net income per share - assuming dilution for these periods.

At March 31, 2003, the Company had performance bonds outstanding that could require the Company's performance or cash payment in the event of demands by third parties. The expiration periods of the performance bonds are: less than one year, $9.4 million and one year through three years, $1.9 million.

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

In connection with the acquisition of Sallie Mae's student information systems business, the Company could be required to make additional cash payments of up to $5.3 million over the next four years, contingent upon the revenue derived from license sales or other sales of the purchased product lines over that period.

Contingency:
------------
In connection with the sale of the Utilities business, the Company agreed to indemnify the Purchaser against all losses arising from certain claims asserted against the Company. The Company maintained the exclusive right to control the defense of these claims. As a result, a $2 million reserve was established for the defense of and resolution of these claims. This amount is included in the calculation of the gain on sale of the EUS business. Additionally, the Company agreed to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. After consideration of the accrual for the aforementioned legal matters, in the opinion of management any further indemnity obligations of the Company that may result would not materially affect the Company's consolidated financial statements.

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

Revenue Recognition: The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount due to contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $11 million at March 31, 2003.

Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. Maintenance and enhancement agreements are billed annually and often billed in arrears, resulting in revenues in excess of billings as revenue is recognized ratably over the contract term. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $27 million at March 31, 2003.

Software services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the proportional-performance method, which relies on estimates of total expected contract revenues and costs. Since accounting for these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $11 million at March 31, 2003. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

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

Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to five years in length, and provide a recurring revenue stream throughout the term of the contract. During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $4 million at March 31, 2003. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known. Many of the Company's outsourcing services contracts include contractual termination provisions, which provide for payment of a fee to the Company in the event a client terminates a contract early. The aggregate termination fees under these contracts were approximately $7 million at March 31, 2003.

Restructuring: The Company recorded reserves in connection with restructuring programs. These reserves include estimates pertaining to employee separation costs, assumptions regarding idle facilities and sublease terms, and the settlements of contractual obligations resulting from these actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Long-Term Investments: The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held provider of web-based course tools for the higher education market. The fair value of this investment, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments. The Company recorded asset impairment charges of $5.4 million and $7.8 million in the third quarter of fiscal year 2002 and the second quarter of fiscal year 2001, respectively. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. Future earnings would be reduced and earnings would be charged if there was an additional impairment that was found to be other-than-temporary at a future balance sheet date. The Company's future results of operations could be materially affected by a future write-down in the carrying amount of this investment to recognize an impairment loss due to an other-than-temporary decline in the value of the investment.

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

There can be no assurance that the Company's new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to market directly or indirectly in the future are in various stages of development.

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

During fiscal year 2000, the Company made an investment in WebCT and entered into a strategic alliance with WebCT to exclusively market the WebCT e-learning tools and e-learning hub to the Company's client base. In the second quarter of fiscal year 2003, the alliance with WebCT became non-exclusive, giving the Company the ability to market other e-learning tools and e-learning hubs to the client base. The alliance builds upon the Company's Campus Pipeline and Luminus solutions and the Company's Banner Student Self-Service and Banner Faculty and Advisor Self-Service products to offer a unified, on-line, connected e-learning solution. This integrated solution enables clients to access information systems, learning tools, online services, campus communication, and community resources through a single point of access. The Company provides the real-time, bi-directional exchange of data between the Company's student information system and the WebCT course environment, eliminating manual synchronization of like information. The continued success of this investment and strategic alliance depends upon: (i) the ability of the Company and WebCT to enhance the products over time, (ii) the market acceptance of the products, and (iii) the ability of WebCT to achieve their financial goals.

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

In connection with the acquisition of Sallie Mae's student information systems business, the Company could be required to make additional cash payments of up to $5.3 million over the next four years, contingent upon the revenue derived from license sales or other sales of the purchased product lines over that period.

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

On March 5, 2003, the Company completed the sale of its Global Energy and Utilities Solutions ("EUS") business to Indus International, Inc., for $37.8 million, subject to adjustment based on working capital at the closing date. Due to such adjustment, principally related to receivables collections, the Company will make a payment of $3.3 million to Indus International, Inc. in the third quarter of fiscal year 2003.

Other factors that could affect the Company's future operating results include the effect of publicity on demand for the Company's products and services; general economic and political conditions in the United States and abroad; the success of the Company's new business model; the success of the Company's long-term strategy; continued market acceptance of the Company's products and services; the timing of services contracts and renewals; continued competitive and pricing pressures in the marketplace; new product introductions by the Company's competitors; the Company's ability to complete fixed-price contracts profitably; and the Company's ability to generate capital gains sufficient to offset the capital losses that are expected to be realized upon the disposition of the investments held by the Company for which the carrying value has been reduced for financial reporting purposes.

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

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II

Item 1.  Legal Proceedings

In connection with the sale of the Utilities business, the Company agreed to indemnify the Purchaser against all losses arising from certain claims asserted against the Company. The Company maintained the exclusive right to control the defense of these claims. As a result, a $2 million reserve was established for the defense of and resolution of these claims. This amount is included in the calculation of the gain on sale of the EUS business. Additionally, the Company agreed to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. After consideration of the accrual for the aforementioned legal matters, in the opinion of management any further indemnity obligations of the Company that may result would not materially affect the Company's consolidated financial statements.

The Company from time to time is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on February 21, 2003, Gabriel A. Battista and Robert M. Gavin, Jr. were reelected as directors of the Company for a term expiring at the Company's 2006 Annual Meeting of Shareholders. There were 26,097,981 votes cast in favor of the election of Mr. Battista and 3,199,038 votes were withheld, and there were 27,199,109 votes cast in favor of the election of Dr. Gavin and 2,097,910 votes were withheld.

Item 6 (a).  Exhibits

Exhibit 10.1 Twelfth Amendment and Modification to Credit Agreement dated as of March 5, 2003, among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A.

Exhibit 99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Item 6 (b).   Reports on Form 8-K

On January 3, 2003, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed by the Company on November 5, 2002 regarding the merger on October 23, 2002 of CPI Acquisition Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Acquisition Sub"), with and into Campus Pipeline, Inc., a Delaware corporation ("Campus Pipeline") pursuant to an Agreement and Plan of Merger dated September 30, 2002 by and among the Company, Campus Pipeline and Acquisition Sub. The sole purpose of the amendment was to provide the financial statements of the business acquired as required by Item 7(a) and the pro-forma financial information required by Item 7(b), which financial statements and information were excluded from the November 5, 2002, Form 8-K filing in reliance on Items 7(a)(4) and 7(b)(2), respectively, of Form 8-K.

On March 12, 2003, the Company filed a Current Report on Form 8-K announcing that on March 5, 2003 (the "Closing Date"), the Company and certain of its subsidiaries sold the Energy and Utilities Solutions business (the "Business") pursuant to a Purchase Agreement (the "Purchase Agreement") dated February 12, 2003 by and among the Company and certain of its subsidiaries and Indus International, Inc., a Delaware corporation ("Purchaser"), as amended by that certain Amendment No. 1 to the Purchase Agreement dated March 5, 2003. The purchase price consisted of (a) the payment by the Purchaser to the Company of an aggregate amount equal to $29,035,000 in cash, subject to an adjustment based on a working capital target of the Business as of the Closing Date of $3,637,000 (the net proceeds received by the Company on the Closing Date was $27,774,000 based on an estimated working capital on the Closing Date, which amount is subject to further adjustment when the actual working capital on the Closing Date is determined) and (b) the delivery of a promissory note made by the Purchaser in favor of the Company in an amount equal to $10,000,000, which is secured by a guaranty by the business and a mortgage on real property owned by the business that was transferred as a result of the sale.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: 05/14/03                   Eric Haskell
                         --------------------------------
                         Eric Haskell
                         Executive Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer

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




Date:  May 14, 2003




    Michael D. Chamberlain
---------------------------------------
Michael D. Chamberlain, President and
Chief Executive Officer

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



Date:  May 14, 2003

    Eric Haskell
-----------------------------------------
Eric Haskell, Executive Vice President,
Finance & Administration, Treasurer and
Chief Financial Officer