Form 10-Q/A
period 2003-03-31
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2003-08-13
CIK 707606

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

         Commission File Number:  0-11521

                    SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  23-1701520
     -------------------------------          ---------------------------------
     (State or Other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation or Organization)

     Great Valley Corporate Center,
           4 Country View Road
         Malvern, Pennsylvania                             19355
----------------------------------------                 ---------
(Address of principal executive offices)                 (Zip Code)

 Great Valley Corporate Center, 4 Country View Road, Malvern, Pennsylvania 19355
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 647-5930
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,818,000 shares of Common Stock, $.01 par value, as of August 8, 2003.

                                Explanatory Note

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to file the certifications required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the original Form 10-Q filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYSTEMS & COMPUTER TECHNOLOGY
                                 CORPORATION
                                 (Registrant)


Date: August 13, 2003            By: _________________________________________
                                      Eric Haskell, Executive Vice President,
                                      Finance & Administration, Treasurer, and
                                      Chief Financial Officer

                                INDEX TO EXHIBITS


    Exhibit Number                      Description
    --------------                      -----------

     Exhibit 31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

     Exhibit 31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

     Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes Oxley Act of 2002.

     Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes Oxley Act of 2002.