Form 10-Q
period 2003-06-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2003-08-14
CIK 707606

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

 (Mark One)
 /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

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

 33,818,000 Common shares, $.01 par value, as of August 8, 2003


               Page 1 of 32 consecutively numbered pages

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX


PART I.  UNAUDITED FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Balance Sheets -
        June 30, 2003 and September 30, 2002

     Consolidated Statements of Operations -
        Three Months Ended June 30, 2003 and 2002

     Consolidated Statements of Operations -
        Nine Months Ended June 30, 2003 and 2002

     Consolidated Statements of Cash Flows -
        Nine Months Ended June 30, 2003 and 2002

     Notes to Consolidated Financial Statements


   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk

   Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                                   June 30,            September 30,
                                                                                     2003                  2002
                                                                                  (UNAUDITED)             (NOTE)
ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                                  $ 24,717              $ 72,820
        Short-term investments, including
              accrued interest of $508 and $701                                      51,794                60,754
        Receivables, including $42,226 and
              $37,725 of earned revenues in
              excess of billings, net of allowance
              for doubtful accounts of $2,803 and
              $4,789                                                                 85,006                74,103
        Note receivable                                                              10,017                     -
        Prepaid income taxes                                                         11,031                20,353
        Prepaid expenses and other assets                                            17,994                17,130
                                                                                   --------              --------
TOTAL CURRENT ASSETS                                                                200,559               245,160

PROPERTY AND EQUIPMENT--at cost, net
        of accumulated depreciation                                                  26,820                27,265

CAPITALIZED COMPUTER SOFTWARE COSTS,
        Net of accumulated amortization                                               2,785                 4,427

GOODWILL                                                                             47,355                28,784

INTANGIBLE ASSETS, net of accumulated
        Amortization                                                                 18,807                10,689

OTHER ASSETS AND DEFERRED CHARGES                                                    26,874                18,949

NET ASSETS OF DISCONTINUED OPERATIONS                                                     -                28,869

                                                                                   --------              --------
TOTAL ASSETS                                                                       $323,200              $364,143
                                                                                   ========              ========

Note: The consolidated balance sheet at September 30, 2002, has been derived from the audited financial statements at that date. Certain prior year amounts have been reclassified to conform to this year's presentation. These reclassifications relate to (i) certain assets and liabilities, which were ultimately retained by the Company, related to the discontinued operations of the Global Energy and Utilities business and (ii) a reclassification between accounts receivable and deferred revenue.


See notes to consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except per share amounts)

                                                                         June 30,            September 30,
                                                                           2003                  2002
                                                                       (UNAUDITED)              (NOTE)
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                 $  3,571              $  6,402
        Income taxes payable                                                1,544                 1,096
        Accrued expenses                                                   39,261                39,212
        Deferred revenue                                                   15,185                21,227
                                                                         --------              --------
TOTAL CURRENT LIABILITIES                                                  59,561                67,937

LONG-TERM DEBT                                                             31,990                74,723
OTHER LONG-TERM LIABILITIES                                                 2,911                 2,912

STOCKHOLDERS' EQUITY
        Preferred stock, par value $.10 per
              share--authorized 3,000 shares,
              none issued                                                       -                     -
        Common stock, par value $.01 per share--
              authorized 100,000 shares, issued
              38,185 and 38,029                                               382                   380
        Capital in excess of par value                                    126,377               125,586
        Retained earnings                                                 126,297               117,622
        Accumulated other comprehensive loss                                 (215)                 (583)
                                                                         --------              --------
                                                                          252,841               243,005
Less
        Held in treasury, 4,535 and 4,582 common
              shares--at cost                                             (24,103)              (24,434)
                                                                         --------              --------
                                                                          228,738               218,571
                                                                         --------              --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $323,200              $364,143
                                                                         ========              ========

Note: The consolidated balance sheet at September 30, 2002, has been derived from the audited financial statements at that date. Certain prior year amounts have been reclassified to conform to this year's presentation. These reclassifications relate to (i) certain assets and liabilities, which were ultimately retained by the Company, related to the discontinued operations of the Global Energy and Utilities business and (ii) a reclassification between accounts receivable and deferred revenue.


See notes to consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                                                         For the Three Months Ended
                                                                                                  June 30,
                                                                                          2003               2002
Revenues:
     Software sales and commissions                                                      $12,643            $10,871
     Maintenance and enhancements                                                         23,757             20,190
     Software services                                                                    22,659             21,658
     Outsourcing services                                                                  8,312              8,172
     Interest and other income                                                               782                517
                                                                                         -------            -------
                                                                                          68,153             61,408
                                                                                         -------            -------
Expenses:
     Cost of software sales, commissions,
         maintenance and enhancements                                                     17,884             13,350
     Cost of software services                                                            16,492             17,598
     Cost of outsourcing services                                                          6,030              6,836
     Selling, general and administrative                                                  17,791             16,767
     Asset impairment charge                                                                   -              5,425
     Retirement and restructuring charge                                                   1,670                  -
     Interest expense                                                                        484              1,064
                                                                                         -------            -------
                                                                                          60,351             61,040
                                                                                         -------            -------
Income from continuing operations
     before income taxes                                                                   7,802                368
Provision for income taxes                                                                 3,234                527
                                                                                         -------            -------

Income (loss) from continuing operations                                                   4,568               (159)

Discontinued operations
     Loss from discontinued operations,
         adjusted for applicable provision (benefit)
         for income taxes of $629 and ($616)                                                (629)              (265)
     Loss on sale of discontinued operations,
         net of income tax provision (benefit)
         of $2,905 and ($9)                                                               (2,905)               (15)
                                                                                         -------            -------
Loss from discontinued operations                                                         (3,534)              (280)
                                                                                         -------            -------
Net income (loss)                                                                        $ 1,034            $  (439)
                                                                                         -------            -------

Income from continuing operations
     per common share                                                                    $  0.14            $ (0.00)
     per share -- assuming dilution                                                      $  0.14            $ (0.00)

Loss from discontinued operations
     per common share                                                                    $ (0.11)           $ (0.01)
     per share -- assuming dilution                                                      $ (0.11)           $ (0.01)

Net income (loss)
     per common share                                                                    $  0.03            $ (0.01)
     per share -- assuming dilution                                                      $  0.03            $ (0.01)

Common shares and equivalents outstanding
     average common shares                                                                33,641             33,323
     average common shares -- assuming dilution                                           33,654             33,323

See notes to consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
(in thousands, except per share amounts)

                                                                                         For the Nine Months Ended
                                                                                                  June 30,
                                                                                          2003                2002
Revenues:
     Software sales and commissions                                                     $ 31,115            $ 23,840
     Maintenance and enhancements                                                         72,408              61,171
     Software services                                                                    64,963              57,789
     Outsourcing services                                                                 24,775              24,875
     Interest and other income                                                             3,210               3,231
                                                                                        --------            --------
                                                                                         196,471             170,906
                                                                                        --------            --------
Expenses:
     Cost of software sales, commissions,
         maintenance and enhancements                                                     54,381              39,947
     Cost of software services                                                            51,996              47,435
     Cost of outsourcing services                                                         18,181              19,788
     Selling, general and administrative                                                  55,125              45,939
     Asset impairment charge                                                                   -               5,425
     Retirement and restructuring charge                                                   3,190               4,874
     Interest expense                                                                      1,480               3,157
                                                                                        --------            --------
                                                                                         184,353             166,565
                                                                                        --------            --------
Income from continuing operations
     before income taxes                                                                  12,118               4,341
Provision for income taxes                                                                 4,965               2,096
                                                                                        --------            --------

Income from continuing operations                                                          7,153               2,245

Discontinued operations
     Loss from discontinued operations,
         adjusted for applicable provision (benefit)
         for income taxes of $1,528 and ($1,845)                                          (2,206)             (5,293)
     Gain (loss) on sale of discontinued operations,
         net of income tax provision (benefit)
         of $3,770 and ($3,455)                                                            3,728              (7,057)
                                                                                        --------            --------
Income (loss) from discontinued operations                                                 1,522             (12,350)
                                                                                        --------            --------
Net income (loss)                                                                       $  8,675            $(10,105)
                                                                                        --------            --------

Income from continuing operations
     per common share                                                                     $ 0.21            $   0.07
     per share -- assuming dilution                                                       $ 0.21            $   0.07

Income (loss) from discontinued operations
     per common share                                                                     $ 0.05            $  (0.37)
     per share -- assuming dilution                                                       $ 0.05            $  (0.37)

Net income (loss)
     per common share                                                                     $ 0.26            $  (0.30)
     per share -- assuming dilution                                                       $ 0.26            $  (0.30)

Common shares and equivalents outstanding
     average common shares                                                                33,594              33,173
     average common shares -- assuming dilution                                           33,631              33,639

See notes to consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)

                                                                                          For the Nine Months Ended
                                                                                                  June 30,
                                                                                          2003                2002
Operating Activities
   Net income (loss)                                                                    $  8,675            ($10,105)
   Adjustment to reconcile net income (loss) to net
     cash used in operating activities
     Asset impairment charge                                                                   -               5,425
     Loss on sale of MDS discontinued operations                                           2,805               7,057
     Gain on bond repurchase                                                              (1,384)                  -
     Gain on sale of EUS business                                                         (6,533)                  -
     Depreciation and amortization                                                        11,358              16,010
     Provision for doubtful accounts                                                         313               1,813
     Deferred tax benefit                                                                    (87)             (1,504)
     Changes in operating assets and liabilities:
        Increase in receivables                                                           (7,568)             (7,290)
        Decrease (increase) in prepaid income taxes                                        6,357             (16,207)
        Increase in other current assets                                                  (1,010)               (279)
        Decrease in accounts payable                                                      (2,831)             (2,373)
        Decrease in income taxes payable                                                  (2,357)             (7,099)
        Decrease in accrued expenses                                                     (19,542)             (6,592)
        Decrease in deferred revenue                                                      (8,606)             (9,738)
        Decrease in other operating assets
           and deferred charges                                                            3,683               3,476
        Decrease in net assets of discontinued
           operations                                                                      8,739                   -
                                                                                        --------            --------
NET CASH USED IN OPERATING ACTIVITIES                                                     (7,988)            (27,406)

Investing Activities
   Purchase of property & equipment                                                       (4,253)               (787)
   Capitalized computer software costs                                                         -                (770)
   Purchase of investments available for sale                                            (49,324)            (85,232)
   Proceeds from the sale or maturity of investments
     available for sale                                                                   57,788              65,771
   Proceeds from sale of discontinued operations                                          24,451              10,476
   Purchase of business, net of cash acquired                                            (27,032)            (33,499)
                                                                                        --------            --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        1,630             (44,041)

Financing Activities
   Repayment of borrowings                                                               (42,871)               (511)
   Issuance of Company stock                                                                 331                 333
   Decrease in notes receivable from stockholders                                              -                 500
   Proceeds from exercise of stock options                                                   795               2,792
                                                                                        --------            --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (41,745)              3,114

DECREASE IN CASH & CASH EQUIVALENTS                                                      (48,103)            (68,333)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            72,820             101,475
                                                                                        --------            --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                                $ 24,717            $ 33,142
                                                                                        ========            ========

Supplemental information
   Noncash investing and financing activities:
      Sale of business -- noncash portion                                                 10,000                   -

See notes to consolidated financial statements.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals and the fiscal year 2002 impairment charge; the fiscal year 2002 and fiscal year 2003 retirement and restructuring charges; and the fiscal year 2003 tax charge to discontinued operations) considered necessary for a fair presentation have been included. During the quarter ended March 31, 2003, the Company completed the sale of the Global Energy and Utilities Solutions ("EUS") business. The fiscal year 2002 consolidated balance sheet and consolidated statement of operations reflect the EUS business as a discontinued operation. During the quarter ended June 30, 2002, the Company completed the sale of the Global Manufacturing & Distribution Solutions ("MDS") business. The fiscal year 2002 consolidated statement of operations reflects the MDS business as a discontinued operation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Operating results for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

Certain prior year amounts have been reclassified to conform to this year's presentation. These reclassifications relate to (i) certain assets and liabilities, which were ultimately retained by the Company, related to the discontinued operations of the Global Energy and Utilities business and (ii) a reclassification between accounts receivable and deferred revenue.

The statement of cash flows for the nine months ended June 30, 2002 is based on historical information and has not been restated to present the MDS and EUS businesses as discontinued operations.


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

                                                                 Three months ended            Nine months ended
                                                                      June 30,                    June 30,
                                                                 2003          2002           2003         2002
Net income (loss), as reported                                  $1,034        $ (439)        $ 8,675     $(10,105)
Less: stock-based employee compensation expense
   determined under fair value method, net of
   related tax effects                                            (536)         (478)         (1,844)      (1,441)
                                                                --------------------         --------------------
Pro forma net income (loss)                                     $  498        $ (917)        $ 6,831     $(11,546)
                                                                ====================         ====================

Earnings (loss) per share:
per common share, as reported                                   $ 0.03        $(0.01)        $  0.26     $  (0.30)
per common share, pro forma                                     $ 0.01        $(0.03)        $  0.20     $  (0.35)

per share--assuming dilution, as reported                       $ 0.03        $(0.01)        $  0.26     $  (0.30)
per share--assuming dilution, pro forma                         $ 0.01        $(0.03)        $  0.20     $  (0.34)

NOTE C--CASH AND SHORT-TERM INVESTMENTS
Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the date of purchase.

Short-term investments consist of corporate, state and municipal, and federal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At June 30, 2003, the portfolio of securities has been classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as a current asset.

For the purpose of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Gross realized gains on sales of available-for-sale securities were approximately $0.3 million for the nine months ended June 30, 2003.

Short-term investments at June 30, 2003, are comprised of (in thousands):

Corporate debt securities                   $22,775
State and municipal debt securities          22,248
Federal debt securities                       6,771
                                            -------
                                            $51,794
                                            -------

The contractual maturities of short-term investments held as of June 30, 2003, are (in thousands):

Due in one year or less                     $26,639
Due after one year                           25,155
                                            -------
                                            $51,794
                                            -------

NOTE D--LONG-TERM INVESTMENTS
The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held provider of web-based course tools for the higher education market. The fair value of the investment in WebCT, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments discussed below. On a quarterly basis, the Company reviews the underlying operating performance, cash flow forecasts, private equity transactions, and stock prices and equity values of publicly traded competitors of this privately held company in assessing impairment. During fiscal year 2001 and the third quarter of fiscal year 2002, the Company recorded asset impairment charges totaling $13.2 million and wrote-off the non-compete agreement with WebCT, which had a carrying value of $1.5 million, reducing the carrying value of the investment in WebCT to $4.0 million, which is included in other assets and deferred charges in the consolidated balance sheet. At June 30, 2003, the Company owns approximately 11% of the voting shares of WebCT.


NOTE E--RETIREMENT AND RESTRUCTURING CHARGES
On May 1, 2003, as part of its repositioning initiative, the Company implemented a restructuring action to improve fundamental business processes and reduce costs. This resulted in the termination of approximately 85 employees engaged primarily in product and product support activities. In connection with this, the Company recorded a restructuring charge of approximately $1.7 million, principally for severance payments. During the third quarter of fiscal year 2003, the Company made payments of $1.0 million related to these charges and at June 30, 2003, $0.7 million of the accrual remains. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2003, the Company implemented a restructuring action, principally in professional services, to better align resources with available backlog. This resulted in a restructuring charge of $1.5 million for severance payments related to the reduction in force of 65 employees. Through June 30, 2003, the Company made payments of $1.1 million related to these charges and at June 30, 2003, $0.4 million of the accrual remains. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2002, Michael J. Emmi, former President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. During the first nine months of fiscal year 2003, the Company made payments of $0.1 million related to these charges and at June 30, 2003, $0.6 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

Also, during the quarter ended March 31, 2002, the Company implemented a plan for restructuring, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During that quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. During the first nine months of fiscal year 2003, the Company made payments of $0.4 million related to these charges. As of June 30, 2003, the charges recorded to this accrual are substantially complete and the Company believes that the remaining accrual is adequate to cover any outstanding obligations.

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

Total cost of Campus Pipeline acquisition                           $36,391
Employee bonus and severance obligations                              5,191
Accrued acquisition costs                                             8,660
                                                                    -------
                                                                     50,242

Net tangible assets acquired                                         11,598
Customer relationships                                                6,000
Purchased software                                                    3,000
Trade names and trademarks                                            2,000
Deferred taxes                                                        9,295
                                                                    -------
                                                                     31,893

Total goodwill                                                      $18,349

The Company recorded goodwill of $18.3 million related to the acquisition. None of the goodwill is deductible for tax purposes. Goodwill includes $8.7 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and could cause an adjustment to goodwill. Intangible assets acquired included $6.0 million of customer relationships, $3.0 million of purchased software and $2.0 million of trade names and trademarks. Intangible assets acquired have a weighted-average amortization period of eight years. Additionally the Company recorded a deferred tax asset of $9.3 million primarily to reflect the future benefit of net operating losses of Campus Pipeline. The acquired net operating losses will be used to offset the Company's future taxable income and expire in various periods ending on or before September 30, 2022. The completion of this transaction provides the Company with core technologies for the e-Education Infrastructure with portal, platform, integration, and content management technologies designed specifically for higher education. Based on open standards, these technologies can be integrated with an institution's systems to connect information, resources, and constituents.

Concurrent with the acquisition of Campus Pipeline, the Company began a detailed evaluation of Campus Pipeline's operations, resulting in a plan to terminate approximately 35 redundant employees and vacate space in a leased facility. The Company provided a reserve of $4.2 million, which is included in the $8.7 million accrued acquisition costs discussed above, for these actions and anticipates making payments for severance through the second quarter of fiscal year 2004 and for the leased facility through fiscal year 2012. Additionally the Company assumed certain employee bonus and severance obligations totaling $5.2 million and anticipates making payments on these obligations through fiscal year 2004. Of the $9.4 million total charges relating to the termination of employees, leased facilities, and employee bonus and severance obligations, the Company made, from the period of acquisition through June 30, 2003, cash payments of $5.9 million related to these charges, primarily for severance obligations. At June 30, 2003, approximately $3.4 million of these accruals remain, principally for lease obligations.


NOTE G--DIVESTITURES
On March 5, 2003, the Company consummated the sale of its Global Energy and Utilities Solutions ("EUS") business to Indus International, Inc., for a sale price of $34.5 million. The Company received cash proceeds of $24.5 million and a $10.0 million promissory note due within six months that is secured by a guaranty and a mortgage on real property. In connection with the sale of the EUS business, the Company retained deferred tax assets of $4.2 million and reserves pertaining to restructurings associated with the EUS business of $1.2 million, both of which were previously included in the net assets of the discontinued operations. Additionally, the Company retained liability for claims (including the cost of defense of such claims) arising from certain client matters. As a result, the Company accrued a $2.0 million reserve for the defense of and resolution of these matters. The legal reserve and deferred tax asset amounts are included in the calculation of the gain on sale. The Company recorded a pretax gain of $7.5 million on the sale, which net of an $865 thousand tax provision that included previously unrecognized deferred taxes primarily from foreign operating losses, produced a net gain of $6.6 million. During the current quarter, the Company recorded an additional net tax benefit of $0.05 million to the gain on sale and discontinued operations of the EUS business. The net assets of discontinued operations at September 30, 2002, were $28.9 million. Such amounts were restated as certain assets originally classified in discontinued operations were retained by the Company.

The results of EUS have been reported separately as discontinued operations in the consolidated statements of operations. For business segment reporting, EUS was previously reported as a separate segment.

On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions ("MDS") business to Agilisys International Limited ("Agilisys"). The Company sold substantially all of the assets of MDS for net proceeds of $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale. During the current quarter, the Company recorded an additional $3.6 million tax charge to the discontinued operations of the MDS business. Of this tax charge, $2.8 million was applied to the loss on sale and $0.7 million was applied to loss from the discontinued operations of the MDS business. The charge was determined during preparation of the 2002 tax returns in the current quarter and relates to (i) additional foreign taxes on the discontinued business for which the Company does not expect to claim foreign tax credits and (ii) revisions to certain deductions which initially had been included in the calculation of the tax benefit on the sale of the MDS business. After consideration of the tax charge to the loss on sale, the Company recorded a loss of $10.1 million, net of a $0.7 million tax benefit.

The results of MDS have been reported separately as discontinued operations in the consolidated statements of operations. For business segment reporting, MDS was previously reported as a separate segment.


NOTE H--EARNINGS PER SHARE
A reconciliation of the numerators and the denominators of earnings per common share and per share -- assuming dilution follows (in thousands, except per share amounts):

                                                             For the Three Months Ended   For the Nine Months Ended
                                                                      June 30,                    June 30,
                                                                2003          2002           2003          2002
                                                               -------       -------        -------      --------
Numerator:
Income (loss) from continuing
   operations available to common stockholders                $ 4,568         ($159)       $ 7,153      $  2,245

Discontinued operations:
   (Loss) income from discontinued
   operations net of income taxes                               (3,534)         (280)         1,522       (12,350)
                                                               -------       -------        -------      --------
Net income (loss) available to common
   stockholders                                                $ 1,034         ($439)       $ 8,675      ($10,105)
                                                               =======       =======        =======      ========


Denominator:
Weighted average common shares                                  33,641        33,323         33,594        33,173

Effect of dilutive securities:
   Employee stock options                                           13             -             37           466
                                                               -------       -------        -------      --------
Weighted average common shares
   assuming dilution                                            33,654        33,323         33,631        33,639
                                                               =======       =======        =======      ========

Income from continuing operations
   per common share                                              $0.14        ($0.00)         $0.21         $0.07
   per share -- assuming dilution                                $0.14        ($0.00)         $0.21         $0.07

(Loss) income from discontinued operations
   per common share                                             ($0.11)       ($0.01)         $0.05        ($0.37)
   per share -- assuming dilution                               ($0.11)       ($0.01)         $0.05        ($0.37)

Net income (loss)
   per common share                                              $0.03        ($0.01)         $0.26        ($0.30)
   per share -- assuming dilution                                $0.03        ($0.01)         $0.26        ($0.30)

Potentially dilutive securities with an anti-dilutive effect (convertible debt in all periods presented) are not included in the above calculation.

NOTE I--PRODUCT DEVELOPMENT
Product development expenditures, including software maintenance expenditures, for the nine months ended June 30, 2003 and 2002, were approximately $23.2 and $20.8 million, respectively, all of which were charged to operations as incurred. For the same periods, amortization of capitalized software costs (not included in expenditures above) amounted to $1.6 and $2.0 million, respectively.

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

NOTE K--COMPREHENSIVE INCOME (LOSS)
(in thousands)

                                                                Three Months Ended        Nine Months Ended
                                                                     June 30,                 June 30,
                                                                2003        2002          2003         2002
                                                               ------      -----         ------      --------
Net income (loss)                                              $1,034      $(439)        $8,675      $(10,105)
   Foreign currency translation adjustment                        664       (293)           515          (367)

   Unrealized gain (loss) on marketable  securities               163        334           (147)          191
                                                               ----------------------------------------------
Other comprehensive income (loss)                                 827         41            368          (176)
                                                               ----------------------------------------------
Total Comprehensive Income (Loss)                              $1,861      $(398)        $9,043      $(10,281)
                                                               ==============================================

NOTE L--GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill was $47.4 and $28.8 million at June 30, 2003, and September 30, 2002, respectively. The increase in goodwill at June 30, 2003, is primarily the result of the Campus Pipeline acquisition (see Note F). The Company is required to test the value of its goodwill at least annually. The following table sets forth the Company's amortized and unamortized intangible assets at the periods indicated (in thousands):

                                             June 30, 2003                 September 30, 2002
                                       Gross                              Gross
                                      Carrying       Accumulated         Carrying     Accumulated
                                       Amount       Amortization          Amount      Amortization
Amortized intangible assets
   Purchased software                  15,462           (6,373)           12,462         (4,558)
   Covenants-not-to-compete             6,065           (6,045)            6,065         (5,687)
   Customer relationships               7,652             (647)            1,652           (110)
   Trade names and trademarks           2,000             (172)                -              -
                                       -----------------------            ---------------------
                                       31,179          (13,237)           20,179        (10,355)
                                       =======================            =====================


Unamortized intangible assets
   Trade names and trademarks             865                                865
                                       ------                             ------
                                          865                                865
                                       ======                             ======

Estimated amortization expense for amortized intangible assets for the next five fiscal years ending September 30, are as follows (in thousands):


     Fiscal Year
         2003                      $ 3,741
         2004                        3,413
         2005                        3,401
         2006                        3,401
         2007                        2,350
      thereafter                     4,518
                                   -------
        Total                      $20,824


Amortization expense on intangible assets was $2.9 and $0.9 million for the nine months ended June 30, 2003 and 2002, respectively.


NOTE M--BOND REPURCHASE
In June 2003, the Company repurchased $1.8 million face value of its 5% convertible subordinated debentures due October 15, 2004. The Company repurchased the convertible debentures at a price of $97.5, plus accrued interest. The transaction included $1.8 million principal and interest of $0.01 million for a total payment of $1.8 million including fees. The Company recorded a gain of $0.03 million, included in interest and other income during the quarter ended June 30, 2003. The gain was classified as interest and other income as a result of the Company's adoption of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), at the beginning of fiscal year 2003. SFAS 145 requires that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4.

Also, in several transactions during the first quarter of fiscal year 2003, the Company repurchased $40.9 million face value of the $74.7 million, 5% convertible subordinated debentures due October 15, 2004. The Company repurchased the convertible debentures at prices ranging from $94 to $96, plus accrued interest. The transaction included $39.2 million principal and interest of $0.9 million for a total payment of $40.1 million including fees. The Company recorded a gain of $1.3 million, included in interest and other income, in the first quarter of fiscal year 2003 related to these transactions.


NOTE N---COMMITMENTS AND CONTINGENCIES
At June 30, 2003, the Company had performance bonds outstanding that could require the Company's performance or cash payment in the event of demands by third parties. Historically, the Company has not experienced any claims that resulted in payments from the performance bonds. However, this trend is not necessarily indicative of future events. The expiration periods of the performance bonds are: less than one year, $9.4 million and one year through three years, $1.9 million.

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


NOTE O--NEW ACCOUNTING STANDARDS
In January 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company's guarantees were in existence prior to the effective date of FIN No. 45. The disclosure requirements of FIN No. 45 are included in Note N. The adoption of this interpretation has not had a material impact on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company will adopt the provisions of FIN No. 46 effective July 1, 2003. The Company does not believe that adoption of this interpretation will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See also, Factors That May Affect Future Results and Market Price of Stock.

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

                                                                                                   % Change from
                                                               % of Total Revenue                    Prior Year
                                                         Three Months      Nine Months          Three Mos     Nine Mos
                                                            Ended             Ended               Ended        Ended
                                                           June 30,          June 30,            June 30,     June 30,
                                                        2003     2002      2003    2002           2003         2003
                                                        ----     ----      ----    ----           ----         ----
Revenues
   Software sales and commissions                        19%      18%       16%     14%            16%          31%
   Maintenance and enhancements                          35%      33%       37%     36%            18%          18%
   Software services                                     33%      35%       33%     34%             5%          12%
   Outsourcing services                                  12%      13%       13%     15%             2%           0%
   Interest and other income                              1%       1%        2%      2%            51%          -1%
                                                    ------------------------------------ ---------------------------
Total                                                   100%     100%      100%    100%            11%          15%
                                                    ==================================== ===========================

Expenses
   Cost of software sales, commissions,
     services, and maintenance and enhancements          59%      62%       63%     63%             7%          16%
   Selling, general and administrative                   26%      27%       28%     27%             6%          20%
   Asset impairment charge                                         9%                3%
   Retirement and restructuring charges                   2%       0%        2%      3%                       (35)%
   Interest expense                                       1%       2%        1%      2%          (55)%        (53)%
Income from continuing operations
  before income taxes                                    11%       1%        6%      3%
                                                    ====================================

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

                                                                          Three Months Ended       Nine Months Ended
                                                                               June 30,                June 30,
                                                                           2003        2002         2003       2002
                                                                           ----        ----         ----       ----
Gross Profit
   Software sales and maintenance and enhancements                          51%         57%          47%        53%
   Software services                                                        27%         19%          20%        18%
   Outsourcing services                                                     27%         16%          27%        20%
                                                                     -----------------------------------------------
Total                                                                       40%         38%          36%        36%
                                                                     ===============================================

Revenues:
---------

o Software sales and commissions revenue increased 16% compared to the third quarter of fiscal year 2002 and 31% compared to the first nine months of fiscal year 2002 primarily due to the acquisition of Campus Pipeline, Inc. in the first quarter of fiscal year 2003.

o The 18% increase in maintenance and enhancements revenue in both the third quarter and first nine months of fiscal year 2003 were the result of the growing installed base of clients in all of the Company's product lines and annual escalators on existing contracts. Maintenance and enhancements revenue from the first quarter fiscal year 2003 acquisition of Campus Pipeline provided 32% of the increase over the prior-year quarter and 24% of the increase over the prior-year first nine month period. The Company continues to experience a high annual renewal rate on existing maintenance contracts, although there can be no assurance that this will continue.

o Software services revenue increased 5% and 12% in the third quarter and first nine months of fiscal year 2003 compared with the prior-year periods. The current quarter increase is primarily the result of new services business connected to the Campus Pipeline acquisition in the first quarter of fiscal year 2003. The increase over the first nine months of the prior fiscal year is driven by i) increased implementation and integration services provided to the Company's traditional Banner clients and (ii) new services business as a result of the acquisitions of ABT and the Sallie Mae student systems business in the second quarter of fiscal year 2002 and the Campus Pipeline acquisition in the first quarter of fiscal year 2003.

o Outsourcing services revenue increased 2% in the third quarter of fiscal year 2003 compared with the prior-year period and remained flat against the first nine months of fiscal year 2003 compared with the prior fiscal year. These minimal fluctuations are reflective of the Company's decision to focus its efforts on servicing its existing outsourcing client base and obtaining renewals from these clients as opposed to aggressively seeking new outsourcing clients. As a result, the Company does not anticipate future growth in its outsourcing business.

o Interest and other income increased when compared to the third quarter of the prior year as a result of the interest income earned on the note receivable from Indus International, Inc. Interest and other income remained flat when compared to the first nine months of the prior year as a result of the Company's decreased cash and short-term investments balances and decreased interest rates offset by the $1.4 million gain recorded in fiscal year 2003 on the repurchase of $42.7 million face value of the Company's $74.7 million, 5% convertible subordinated debentures due October 15, 2004.

Gross Profit:
-------------
Gross profit increased to 40% for the third quarter of fiscal year 2003 from 38% in the prior year's third quarter and remained flat at 36% for the first nine months of both fiscal year 2003 and 2002. During the second and third quarters of fiscal 2003 the Company implemented two restructuring actions, primarily in the services and development areas, which are anticipated to reduce annualized pre-tax costs by approximately $12.0 million. Although the anticipated quarterly savings from both of these actions will not be fully realized until the fourth quarter, the savings recognized in the current quarter from these actions has contributed to gross profit improvement. The software sales, commissions, maintenance, and enhancements gross profit percentage decreased primarily as a result of the separate development efforts related to the ABT and Sallie Mae products acquired in fiscal year 2002 and the Campus Pipeline products acquired in the first quarter of fiscal year 2003; however, the cost actions taken in the development areas are targeted at the integration of development activities and are expected to result in increased productivity and efficiencies across all product lines without compromising current systems or future development. The software services margin percent increased over the third quarter and first nine months of fiscal 2002. This increase is driven by an accrual recorded in the prior year quarter for a decline in profitability of a contract, elimination of under-utilized resources in connection with the fiscal 2003 restructuring actions discussed above, improved services margins on the fiscal 2002 acquisitions, and services margins on the 2003 acquisition of Campus Pipeline. In comparing the services margin for the first nine months, these positive factors are slightly offset by a decrease in the services utilization. This decrease in utilization is primarily the result of a disparity, which was identified in the first quarter of fiscal 2003, between client requirements of the Company's growing backlog of services contracts and the Company's available resources. The Company has developed methods to better analyze services backlog and has seen consistent margin improvement in both the second and third quarters of fiscal year 2003. The outsourcing services margin increased in the fiscal year 2003 periods primarily as a result of contract renewals, increased utilization of outsourcing professionals, and additional costs provided in fiscal 2002 for a contract termination.

Selling, General and Administrative Expenses:
---------------------------------------------
Selling, general and administrative expenses increased by 6% and 20% in the third quarter and first nine months of fiscal year 2003, respectively compared with the prior-year periods. The increase over the prior year quarter is driven by (i) the 2003 acquisition of Campus Pipeline and (ii) additional amortization expense related to intangible assets from the acquired India operations at the end of fiscal 2002, in connection with the acquisition of the Sallie Mae student systems business. These increases are slightly offset by a decrease in sales commissions, which is driven by the signing of significant professional services contracts in the prior year's third quarter. The increase over the first nine months of the prior year is a result of (i) amortization and employee costs related to the acquisitions of ABT and the Sallie Mae student systems business in the second quarter of fiscal year 2002 and the Campus Pipeline acquisition in the first quarter of fiscal year 2003, and (ii) investments the Company has made in its sales and marketing organizations.

Retirement and Restructuring Charges:
-------------------------------------
On May 1, 2003, as part of its repositioning initiative, the Company implemented a restructuring action to improve fundamental business processes and reduce costs. This resulted in the termination of approximately 85 employees engaged primarily in product and product support activities. In connection with this, the Company recorded a restructuring charge of approximately $1.7 million, principally for severance payments. During the third quarter of fiscal year 2003, the Company made payments of $1.0 million related to these charges and at June 30, 2003, $0.7 million of the accrual remains. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2003, the Company implemented a restructuring action, principally in professional services, to better align resources with available backlog. This resulted in a restructuring charge of $1.5 million for severance payments related to the reduction in force of 65 employees. Through June 30, 2003, the Company made payments of $1.1 million related to these charges and at June 30, 2003, $0.4 million of the accrual remains. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2002, Michael J. Emmi, former President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. During the first nine months of fiscal year 2003, the Company made payments of $0.1 million related to these charges and at June 30, 2003, $0.6 million of the accrual remains, which the Company believes is adequate to cover remaining obligations.

Also, during the quarter ended March 31, 2002, the Company implemented a plan for restructuring, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During that quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. During the first nine months of fiscal year 2003, the Company made payments of $0.4 million related to these charges. As of June 30, 2003, the charges recorded to this accrual are substantially complete and the Company believes that the remaining accrual is adequate to cover any outstanding obligations.

Discontinued Operations:
------------------------
On March 5, 2003, the Company consummated the sale of its Global Energy and Utilities Solutions ("EUS") business to Indus International, Inc., for a sale price of $34.5 million. The Company received cash proceeds of $24.5 million and a $10.0 million promissory note due within six months that is secured by a guaranty and a mortgage on real property. In connection with the sale of the EUS business, the Company retained deferred tax assets of $4.2 million and reserves pertaining to restructurings associated with the EUS business of $1.2 million, both of which were previously included in the net assets of the discontinued operations. Additionally, the Company retained liability for claims (including the cost of defense of such claims) arising from certain client matters. As a result, the Company accrued a $2.0 million reserve for the defense of and resolution of these matters. The legal reserve and deferred tax asset amounts are included in the calculation of the gain on sale. The Company recorded a pretax gain of $7.5 million on the sale, which net of an $865 thousand tax provision that included previously unrecognized deferred taxes primarily from foreign operating losses, produced a net gain of $6.6 million. During the current quarter, the Company recorded an additional net tax benefit of $0.05 million to the gain on sale and discontinued operations of the EUS business. The net assets of discontinued operations at September 30, 2002, were $28.9 million. Such amounts were restated as certain assets originally classified in discontinued operations were retained by the Company.

The results of EUS have been reported separately as discontinued operations in the consolidated statements of operations. For business segment reporting, EUS was previously reported as a separate segment.

On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions ("MDS") business to Agilisys International Limited ("Agilisys"). The Company sold substantially all of the assets of MDS for net proceeds of $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale. During the current quarter, the Company recorded an additional $3.6 million tax charge to the discontinued operations of the MDS business. Of this tax charge, $2.8 million was applied to the loss on sale and $0.7 million was applied to loss from the discontinued operations of the MDS business. The charge was determined during preparation of the 2002 tax returns in the current quarter and relates to (i) additional foreign taxes on the discontinued business for which the Company does not expect to claim foreign tax credits and (ii) revisions to certain deductions which initially had been included in the calculation of the tax benefit on the sale of the MDS business. After consideration of the tax charge to the loss on sale, the Company recorded a loss of $10.1 million, net of a $0.7 million tax benefit.

The results of MDS have been reported separately as discontinued operations in the consolidated statements of operations. For business segment reporting, MDS was previously reported as a separate segment.

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

Liquidity, Capital Resources, and Financial Position
The Statement of Cash Flows for the nine-month period ending June 30, 2003 shows the EUS business as a discontinued operation. The Statement of Cash Flows for the prior year period is based on historical information, which includes the cash flows of the MDS and EUS businesses for a portion of the nine month period ending June 30, 2002, and has not been restated to present the MDS and EUS businesses as discontinued operations for that entire period.

The Company's cash and short-term investments balance was $76.5 million as of June 30, 2003 and $133.6 million as of September 30, 2002. The cash balances decreased primarily as a result of the acquisition of Campus Pipeline and the repurchase of the Company's convertible subordinated debentures in the first quarter of fiscal year 2003, which were partially offset by the cash proceeds received from the sale of the EUS business in the second quarter of fiscal year 2003. The Company anticipates using its cash and short-term investments balance to fund future growth through various means, including strategic alliances and acquisitions.

Cash used in operating activities was $8.0 million in the first nine months of fiscal year 2003 compared with $27.4 million used in the prior-year period. The primary uses of cash in the fiscal year 2003 period were decreased accrued expenses, decreased deferred revenue, and increased accounts receivable partially offset by decreased prepaid income taxes. The decrease in accrued expenses is primarily the result of employee bonus and severance payments associated with the Campus Pipeline acquisition, severance payments connected to the second and third quarter restructurings, transaction fees and bonus payments related to the sale of the EUS business, and interest paid on the Company's convertible debentures. The increase in accounts receivable at June 30, 2003 compared to September 30, 2002, relates primarily to increased sales. Prepaid income taxes decreased as a result of a refund received in the first quarter of fiscal year 2003. Cash payments for the first nine months of fiscal year 2003 related to retirement and restructuring charges (which are included in operating activities) were approximately $2.6 million, and are expected to be approximately $0.8 million for the remainder of fiscal year 2003 and $0.8 million in total for all subsequent years, principally for severance costs. Net cash payments for the first nine months of fiscal year 2003 related to an idle facilities lease were approximately $1.4 million, and are expected to be approximately $0.7 million for the remainder of fiscal year 2003. The Company expects to make net cash payments of approximately $3.8 million for the idle facilities lease in subsequent years. Cash used in the fiscal year 2002 period primarily related to increased other current assets, primarily prepaid income taxes; decreased accounts and income taxes payable; decreased accrued expenses; and decreased deferred revenue. These were partially offset by the loss accrual for the sale of the manufacturing business and a decrease in other operating assets and deferred charges.

Cash provided by investing activities was $1.6 million for the first nine months of fiscal year 2003 compared with cash used of $44.0 million for the fiscal year 2002 period. In the fiscal year 2003 period, the Company received cash proceeds of $24.5 million for the sale of the EUS business. Additionally, net cash of $8.5 million was provided by the sale or maturity of investments available for sale. These were offset by the purchase of Campus Pipeline in the fiscal 2003 period for $27.0 million. The primary use of cash in the fiscal year 2002 period was the purchase of the Sallie Mae student systems business and Applied Business Technologies, Inc. and the net purchase of investments, offset by proceeds from the sale of the MDS business.

The $41.7 million in cash used in financing activities was primarily the repayment of $42.7 million of the Company's 5% convertible subordinated debentures due October 15, 2004.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2004 and includes optional annual renewals. There were no borrowings outstanding at June 30, 2003 or September 30, 2002. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company has complied with all covenants and conditions at June 30, 2003. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At June 30, 2003, the Company had no letters of credit outstanding and $30 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In several transactions in the first and third quarters of fiscal year 2003, the Company repurchased $42.7 million face value of the $74.7 million debentures. The Company repurchased the convertible debentures at prices ranging from $94 to $98, plus accrued interest. The transaction included $40.9 million principal and interest of $1.0 million for a total payment of $41.9 million including fees. The Company recorded a gain of $1.4 million primarily in the first quarter of fiscal year 2003 related to these transactions, which is included in interest and other income. If the remaining debentures outstanding were converted, 1.3 million additional shares would be added to common shares outstanding at June 30, 2003. The debentures were antidilutive for the fiscal year 2003 and 2002 periods and therefore are not included in the denominators for income from continuing operations per share - assuming dilution, income (loss) from discontinued operations per share - assuming dilution, or net income (loss) per share - assuming dilution for these periods.

At June 30, 2003, the Company had performance bonds outstanding that could require the Company's performance or cash payment in the event of demands by third parties. Historically, the Company has not experienced any claims that resulted in payments from the performance bonds. However, this trend is not necessarily indicative of future events. The expiration periods of the performance bonds are: less than one year, $9.4 million and one year through three years, $1.9 million.

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

In connection with the sale of its EUS business to Indus International, Inc., on March 5, 2003, the Company received a $10.0 million promissory note due in the Company's fourth fiscal quarter that is secured by a guaranty and a mortgage on real property.

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

Revenue Recognition: The Company licenses software under license agreements and provides services including training, installation, consulting, and maintenance and enhancements. License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount due to contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $13 million at June 30, 2003.

Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Fees for maintenance and enhancements agreements are recognized ratably over the term of the agreements. Maintenance and enhancement agreements are billed annually and often billed in arrears, resulting in revenues in excess of billings as revenue is recognized ratably over the contract term. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $18 million at June 30, 2003. Effective July 1, 2003, the Company implemented a policy whereby maintenance agreements for its Banner products will be billed at the beginning of the contract rather than in arrears.

Software services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the proportional-performance method, which relies on estimates of total expected contract revenues and costs. Since accounting for these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Revenue is usually recognized as work is performed, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $9 million at June 30, 2003. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

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

Contract fees from outsourcing services are typically based on multi-year contracts ranging from three to five years in length, and provide a recurring revenue stream throughout the term of the contract. During the first several years of a typical outsourcing services contract, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $2 million at June 30, 2003. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. These contracts require estimates of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known. Many of the Company's outsourcing services contracts include contractual termination provisions, which provide for payment of a fee to the Company in the event a client terminates a contract early. The aggregate termination fees under these contracts were approximately $6.5 million at June 30, 2003.

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

On May 31, 2002, the Company consummated the sale of its process manufacturing software business to Agilisys International Limited. The Company agreed to sell substantially all of the assets of the process manufacturing software business, which resulted in net proceeds of $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale.

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



ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.



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






Item 6 (a).  Exhibits

Exhibit 31.1             Chief Executive Officer Certification pursuant to
                         Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2             Chief Financial Officer Certification pursuant to
                         Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32.1             Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2             Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes Oxley Act of 2002.


Item 6 (b).   Reports on Form 8-K

On April 9, 2003, the Company filed a Current Report on Form 8-K regarding its press release reporting estimated earnings for its second quarter ended March 31, 2003 and a conference call on April 4, 2003 with investors to discuss the Company's preliminary results announced in the press release.

On April 17, 2003, the Company filed a Current Report on Form 8-K regarding its press release reporting financial results for its second quarter ended March 31, 2003 and that the Company would hold a conference call on April 21, 2003 to discuss these results.

On April 25, 2003, the Company filed a Current Report on Form 8-K regarding the conference call with investors, held on April 21, 2003, to discuss the Company's financial results for its second quarter ended March 31, 2003.

On May 6, 2003, the Company filed a Current Report on Form 8-K regarding a letter sent by the Company's Chairman of the Board of Directors to Tocqueville Asset Management L.P. in response to their letter dated April 25, 2003.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
                                        (Registrant)


Date: August 14, 2003    Eric Haskell
                         --------------------------------
                         Eric Haskell
                         Executive Vice President, Finance & Administration,
                            Treasurer, and Chief Financial Officer