Form 10-K
period 2003-09-30
SYSTEMS & COMPUTER TECHNOLOGY CORP
filed 2003-12-24
CIK 707606

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003 Commission File No. 0-11521

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-1701520
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Country View Road
Malvern, Pennsylvania 19355
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 647-5930

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

Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)          Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was $230,028,697.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

34,752,882 shares at December 15, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Back to Contents

Back to Contents

PART I

ITEM 1. BUSINESS.

Systems & Computer Technology Corporation (“SCT” or the “Company”), incorporated in Delaware in 1968, provides enterprise-wide e-education solutions that include software applications, technology and services that support an institution of higher education’s administration, research and teaching requirements. SCT works collaboratively with clients and other companies to provide an e-Education infrastructure that enables institutions of higher education to serve their constituents through a unified digital campus. SCT’s e-Education infrastructure for higher education is a strategic framework for leveraging an institution of higher education’s technology, systems and services for greater operational effectiveness in teaching, learning, research and administration.

In this regard, the Company develops, licenses, and supports a variety of enterprise software and technologies; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company’s focus on one market enables it to develop and utilize a base of industry expertise to deliver products and services that reflect a thorough understanding of client requirements and industry best practices.

For a portion of fiscal 2003, the Company also served the energy and utilities market. However, as of June 30, 2002, the Company declared the Global Energy and Utilities Solutions (“EUS”) business a discontinued operation, and on March 5, 2003, the Company consummated the sale of the EUS business to Indus International, Inc. pursuant to an agreement dated February 12, 2003.

On December 9, 2003, the Company reached a definitive agreement with SunGard Data Systems Inc. (“SunGard”) for the acquisition by SunGard of all of the shares of the Company for $16.50 per share in cash. Based on the Company’s approximately 35.4 million fully diluted common shares outstanding, the transaction has an aggregate value of approximately $584.0 million. The board of directors of each Company has approved the transaction. The consummation of the transaction is subject to the approval of SCT’s stockholders and other customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to be completed in the Company’s second quarter of fiscal year 2004.

Banner, SCT, the SCT stylized logo, PowerCAMPUS, Matrix, Plus, Campus Pipeline and Luminis are either registered trademarks or trademarks of the Company. All other trade names referenced herein are the service marks, trademarks or registered trademarks of their respective companies or organizations.

Back to Contents

Markets

Following the sale of the EUS business, SCT has moved strategically to focus solely on the higher education market. As a result, virtually all of the Company’s revenues from continuing operations are derived from the higher education market. The principal market for the Company’s offerings is in the United States. In fiscal year 2003, the Company’s foreign operations represented approximately 2% of revenues and the Company’s export sales represented approximately 7% of revenues.

The Company continues to expand its reach into the higher education market by offering additional products and services designed to address the requirements of specific segments and institution types. SCT’s software expertise continues to expand in critical areas of higher education technology, including administrative systems (SCT’s traditional strength); academic solutions; portal, self-service and community solutions; content management solutions; information access; enterprise integration solutions; and professional services. SCT has developed substantial functional knowledge and technical expertise about the information technology requirements of higher education institutions.

SCT targets the more than 3,000 North American English-speaking institutions of higher education, and is also pursuing global higher education markets in Europe, Latin America, Asia Pacific, and the Middle East. The Company’s primary enterprise software product lines include the SCT Banner, SCT PowerCAMPUS, SCT Matrix, SCT Campus Pipeline, SCT Luminis and SCT Plus solutions. With an increased emphasis on its strategic alliance program, SCT teams with third parties to market and deliver additional higher education- focused solutions, such as academic portfolios and institutional assessment (Nuventive), and e-Procurement (the Higher Markets’ offering of SciQuest, Inc.), among others. SCT also teams with companies such as Oracle, Microsoft, Sun Microsystems, Cognos, CAST and Documentum to bring their leading technologies to the higher education market in a way that is integrated with other key infrastructure components.

Services and Products

The Company’s revenues are derived from several sources: Software licenses, software services, maintenance and enhancements, and outsourcing services.

Back to Contents

Software Licenses

The Company develops and licenses application software and core technologies, and resells certain third-party solutions. The following are the Company’s primary software solutions:

Banner. The Company’s Banner software product line is both SCT’s and the industry’s leading software solution for administrative computing in higher education, and serves a wide variety of institution types and enrollments. The component applications of the Banner product line are developed for an Oracle and J2EE environment. The Banner series is fully Internet-deployed and is designed and built with a business process orientation and a business enterprise focus. The software enables institutions to process student information, including financial aid, student records, admissions, and registration, in a centralized or distributed information environment using a common workflow engine, integrated document imaging and self-service on the World Wide Web. In addition, Banner offers systems to assist with common administrative functions, including human resources, financial management and alumni development.

In fiscal 2003, the Company released its Banner enlighten by CAST software product (“enLighten”). enlighten is an application product that utilizes tools from third party provider CAST, Inc. (“CAST”) to perform advanced source code analysis to automatically deliver technical information about software applications to development teams in the following areas: Acquisition and transfer of technical knowledge about applications, impact analysis for effective decision making and implementation of change, enforcement of development standards and use of frameworks.

PowerCAMPUS. The PowerCAMPUS software product line is designed for public and private institutions of higher education with relatively low student enrollments. The component applications of the PowerCAMPUS product line are developed for the Microsoft environment. The PowerCAMPUS products are available in both Internet-deployed and client/server technologies. The software enables institutions to process student information, maintain student records, process admissions and registration, billing and advancement data using simple workflows. The complementary IQ Web products provide self-service on the World Wide Web to non-administrative end users, such as students and faculty. These products support student and alumni administrative functions, and also provide faculty with access to on- line grading and web-based course management. The PowerCAMPUS suite integrates with third party products from Microsoft’s Great Plains business to provide clients with financial and human resource processing, and from The College Board to provide financial aid processing. The PocketRecruiter software product, an add-on product for PowerCAMPUS, is a mobile solution designed to provide admissions officers with access to recruiting information via a hand-held Pocket PC.

Campus Pipeline and Luminis. Through its Campus Pipeline and Luminis products, the Company provides core technologies for the e-Education infrastructure with portal, platform, integration, and content management technologies designed specifically for higher education. Based on open standards, these technologies can be integrated with an institution’s systems to connect information, resources, and constituents. The Campus Pipeline product is an Internet-native, web-deployed enterprise solution that integrates disparate systems and provides centralized and customized web access to an institution’s information, services and constituent communities. The Luminis product line is also an Internet-native, web-deployed solution that enables institutions to create comprehensive online environments for unifying administrative services, campus news, online learning, and other services within their higher education communities. The Luminis Platform solution consists of standards-based tools and applications for system administration, communication, portals, data and user management. The Luminis Content Management suite consists of software to create and manage the information and resources provided on an institution’s internal and external web sites. The Luminis Integration suite consists of software and services that integrate an institution’s disparate systems, applications and databases to create a digital campus that is open, interoperable and built for extensibility. Both the Campus Pipeline and Luminis products run on Windows NT and Sun Solaris servers with an Internet client browser and support the Microsoft SQL Server and Oracle databases. The Luminis Integration capabilities also support Informix, Sybase and DB2 databases. Both the Campus Pipeline and Luminis products rely on third party components and the Company sublicenses these integral components as part of the Luminis solution. If these third party components become unavailable to the Company for any reason, there is no assurance that the Company would be able to replace them with comparable components.

Back to Contents

The Company is developing two new Luminis-based products that it plans to make available in general release during calendar 2004. Luminis Data Integration for e-Learning will integrate the third party software offerings of WebCT, Blackboard, and eCollege with the Luminis platform, helping institutions achieve better data integration between their student information system and their learning management systems. This product will replace the Luminis Data Integration Starter Edition in the Luminis product family, and will also replace SCT’s current message broker technology. Luminis Data Integration for e-Procurement will integrate SciQuest’s HigherMarkets eProcurement solution with SCT’s Banner Finance product, thereby allowing institutions to access a variety of vendor product catalogs for their purchasing and procurement needs.

Matrix. The Company’s SCT Matrix software product line is designed for institutions of higher education with complex requirements. The component applications of the SCT Matrix product line are designed for software adaptability and flexibility using XML objects and Microsoft’s component architecture. The SCT Matrix software product line is an Internet-native, web-deployed suite of student management applications operating on a unified Microsoft SQL server database. These applications are designed for institutions that require a high degree of flexibility and adaptability in their administrative solutions. The software enables institutions to process student information, maintain student records, manage recruiting and admissions, and process registration, billing and financial aid, all using an integrated rules engine and pervasive communication and relationship management capabilities. Visual user interfaces are provided for both administrative end users and non-administrative self-service users, such as students, faculty, and advisors. The Company is also developing additional modules for SCT Matrix including advanced registration management.

Plus. The Plus software is a suite of Web-enabled administrative applications that are used by higher education institutions operating traditional mainframe and minicomputer-based technology platforms. As part of these offerings, SCT provides Web applications to address client requirements for decentralized routine processing and inquiry while maintaining centralized control of information and access. These Web applications allow students to check the availability of courses, build a schedule, and register on line; apply for financial aid; apply for admissions and determine admission status. Information about student grades, schedules, and transcripts is also available, and students can query the system about their account balances.

Back to Contents

SCT Information Access. In the Company’s fourth quarter of fiscal 2003, the Company released its Operational Datastore designed to be ERP agnostic by transforming disparate data into a common meta data model. It can be used with SCT Banner, PowerCAMPUS, Matrix and Plus implementations or other systems to feed a unified and centralized institutional repository. The SCT Enterprise Operational Datastore product facilitates an institution’s ad hoc reporting capabilities by supporting a number of generally available third party reporting tools, such as those of Cognos, Inc., IBI WebFocus and Oracle. The SCT Enterprise Operational Data Store includes template reports and abstracted composite views making it easy for users to extend and access institutional data without knowing the complexity and business logic that underlies the information.

The Company plans to release its Enterprise Data Warehouse product offering in the first quarter of calendar year 2004. The SCT Enterprise Data Warehouse offering will aggregate data fed from the SCT Enterprise Operational Data Store and allow an institution to analyze its operational performance by tracking key performance indicators, such as graduation rates and enrollment trends. The first edition of the SCT Enterprise Data Warehouse will utilize the online analytical processing (“OLAP”) engine of Cognos, Inc., a leading provider of business intelligence technology. The Company also anticipates providing additional tool choices to support OLAP processing from other third party tools, such as Oracle, Microsoft and Business Objects.

Oracle. The Company currently has an agreement with Oracle Corporation allowing the Company to sublicense an application-specific instance of the ORACLE database system that enables a client to use the ORACLE database system with the Banner software at a significantly lower cost than a full-use ORACLE license. The term of the agreement expires in July 2005, but as of August 1, 2004, the agreement can be terminated by Oracle for convenience, upon thirty days prior notice. The Company’s results of operations could be adversely affected if Oracle’s market acceptance declined or its customer base eroded.

Software Services

The Company provides a range of professional support services, including project management, systems implementation, modification, training and support; consulting services; database administration; and information technology assessment, planning, integration and management services. When obtaining a license to use SCT’s application software, clients typically purchase a variety of software implementation services, such as installation, training and other client support activities. The Company also provides data conversion, customization and systems integration services. Further, the Company offers project-based consulting and technical services, thereby allowing for scalable contracts based upon the particular needs of a client. All these software services are primarily provided in connection with the licensing by a client of the Company’s software products.

Contracts for such services may be rendered on either a fixed fee or time and materials basis. Fixed fee contracts require the Company to perform specified services for a fixed services payment. The Company negotiates the fee to be charged based on its estimate as to the number of hours of labor to be utilized in providing the services. In the event the Company’s costs to perform a fixed fee services contract are greater than originally anticipated, the Company’s profit on that contract would be reduced, and in certain instances, the Company could suffer a loss.

Maintenance and Enhancements

When licensing the Company’s application software, clients typically also enter into a software maintenance agreement with the Company, usually for terms ranging from three to ten years. The Company’s software maintenance clients receive telephone, e-mail and web-based support, regulatory updates and functional and technical enhancements for the general release versions of the software covered by the maintenance agreement. The first year maintenance fee is generally an amount equal to approximately 15% to 21% of the license fee, and the maintenance fee generally increases each year by a percentage specified in the maintenance agreement.

Back to Contents

Outsourcing Services

The Company provides OnSite information technology services in the areas of networking and connectivity; applications, systems, risk mitigation and security; help desk; and data center operations. In connection with such services the Company typically assumes total or partial control of the client’s information technology resources, and the services are generally provided on a long-term basis. The Company also provides information technology assessment services; planning services; and on-site or remote staff and staff management services, all by using skilled information technology personnel knowledgeable in the latest computer-based technologies and the functional processes within higher education.

Contracts for OnSite services may be either on a fixed fee or time and materials basis, and generally cover an initial period of three to seven years. Fixed fee contracts require the Company to perform specified services for a fixed payment, generally subject to annual fee adjustments to reflect inflationary cost increases. The Company negotiates the fee to be charged based on its estimate of the total expenses to be incurred in providing the services. In the event the Company’s costs to perform an OnSite services contract become greater than originally anticipated, the Company’s profit on that contract would be reduced and could result in the Company incurring a loss.

The Company has made a determination to focus its efforts on servicing its existing outsourcing client base and obtaining renewals from these clients, as opposed to aggressively seeking new outsourcing clients. As a result, the Company does not anticipate future growth in its outsourcing business.

Fiscal Funding Clauses

Because many publicly-funded clients (such as certain state-funded higher education institutions) are restricted by law from incurring binding financial commitments that extend beyond the client’s current annual budgets or appropriations, such contracts often include a “fiscal funding” provision which provides for the reduction or termination of services or termination of maintenance commensurate with reductions in a client’s allocated funding. To date, the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions.

Back to Contents

Product Development

Research and Development

SCT devotes substantial resources to product development in order to address evolving client needs and to provide new product offerings. The product development staff is comprised of experts in various functional areas. Technical experts include specialists in object technology, the Internet, operating systems, and relational databases. Product development expenditures, including expenditures for software maintenance, for the fiscal years ended September 30, 2003, 2002 and 2001 were approximately $42.6, $30.0, and $29.6 million, respectively. All of the product development expenditures for fiscal years 2003, 2002 and 2001 were charged to operations as incurred. For the same fiscal years, amortization of capitalized software costs (which are not included in the aforementioned amounts) amounted to approximately $2.2, $2.6 and $2.8 million, respectively.

Development Strategies

The Company, in consultation with a variety of college and university advisors, expects to continue to enhance certain of its existing products to include object oriented methods focused on reuse, publication of application programming interfaces giving clients and partners the ability to develop extensions to the Company’s products using common XML enterprise objects supporting event driven integration and flexible device independent user interfaces, and Web Services designed to abstract the complexity of component options and the adoption of industry standards for data exchange between institutions and their sponsors. These technologies would expand the Company’s higher education solutions to move beyond transaction management systems and further support the e-Education infrastructure to help unify the access to information in a digital campus across a variety of local and remote constituencies, including teaching, learning, research and administration.

Certain Development Challenges

The Company’s ability to sustain growth depends in part on the timely development or acquisition of successful new products and improvements to existing products. However, software development is a complex and creative process that can be difficult to accurately schedule and predict.

Sales and Marketing

The Company attracts clients primarily through its own sales force of approximately 115 direct salespersons and support staff, comprised of sales managers, regional salespersons, sales support personnel, industry specialists and functional and technical specialists, who are engaged primarily in selling software licenses and related services. SCT also attracts clients through referrals from existing clients and active participation in industry conferences and trade shows within the SCT markets. Systems & Computer Technology Limited, headquartered in High Wycombe, England, operates as the Company’s sales operations in Europe, Africa and the Middle East. The Company utilizes distributors in certain international markets. The Company also engages in cooperative marketing efforts with other hardware and software suppliers, and advertises in trade journals and publications.

The sales cycle for the Company’s software and services typically ranges from six to 24 months and involves product demonstrations and site visits. Contracts are often offered by means of a public bidding procedure, certain of which require the Company to appear at public hearings.

Back to Contents

Competition

SCT has able competitors. Its competitors differ depending upon the characteristics of the customer, including the size, geographic location, and computing environment of the customer. Many established competitors have greater marketing, technical and financial resources than the Company, and there can be no assurance that SCT will be able to continue to compete successfully with existing or new competitors.

The Company competes with both other providers of packaged application software and technologies, as well as companies or in-house staffs offering to develop custom software. The Company’s principal competitors are PeopleSoft, Datatel, Oracle, SAP, and Jenzabar. Competitive factors include price/performance, technology, functionality, portability, software support, and the level of market acceptance of the competitors products.

In the outsourcing services business, the Company’s primary competitor is Collegis. The Company also competes with in-house information management and resource development staffs at potential customer sites. Competitive factors in these businesses include the technical expertise of on-site and support personnel, functional and industry- specific expertise, availability and quality of hardware and software support, experience, reputation and price.

Backlog

At September 30, 2003, the Company’s revenue backlog was approximately $697 million, as compared to approximately $519 million at September 30, 2002. Backlog arises from a firm commitment between a customer and the Company with regard to the delivery of services in future periods, regardless of whether the contract is fixed fee or time and materials. A firm commitment to provide services would result when the Company has entered into a contract with its customer to provide services, the Company has contractually stated the estimated hours and/or total cost of such services based on contractually agreed upon labor rates or the negotiated fee, and the Company is committed to providing these services and the customer is committed to proceeding with these services until either party terminates the contract (with the right to collect those funds for the work provided to date). If the client utilizes more or less of the contracted backlog hours in a time and materials contract, additions or reductions in backlog would occur.

Backlog generally includes outsourcing services contracts and services agreements, including enhancements, maintenance, and support services. Of the $697 million in backlog at September 30, 2003, approximately 26% is expected to be recognized in fiscal 2004. Approximately 83% of the $697 million applies to software related services, including enhancements, maintenance and support services, and the remaining 17% relates to OnSite services. In connection with OnSite services contracts, these amounts include any guaranteed minimum price increases provided in the contracts. Backlog is not necessarily indicative of actual revenues for any succeeding period.

Back to Contents

SCT is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of customers. Any such reductions could impact new contracts as well as existing contracts. Certain clients cannot make financial contractual commitments beyond the fiscal year for which their budgets have been approved. For this reason, their contracts with SCT usually contain a “fiscal funding” clause which provides that if there is a reduction in the computing services budget, the level of SCT services will be reduced accordingly, or terminated in certain circumstances. If there is a substantial reduction in the budget, SCT may, at its option, terminate the contract or reduce service levels consistent with funding. If a fiscal funding clause were to be invoked, the client would be obligated to pay for all services performed up to the date of the termination or services reduction effected by funding reduction. This would have the effect of reducing backlog, but would have no affect on revenues recognized up to that point.

Proprietary Software Protection

SCT’s software is proprietary and SCT relies primarily upon copyright, trade secret laws and internal non-disclosure safeguards generally incorporated in its software license agreements to protect its software. There can be no assurance that such protection will be effective. In addition, other holders of patents and copyrights may assert claims of infringement with respect to the Company’s products. To date, SCT is not aware of any material breach in the security of its products or any claims of infringement asserted against it.

Employees

As of September 30, 2003, the Company employed approximately 1,650 employees, of which approximately 500 are resident in Malvern, Pennsylvania, with the remainder resident primarily at the Company’s other offices and at client sites. None of the Company’s employees are subject to collective bargaining agreements, except for approximately 20 employees at one client site. The Company considers its relationship with its employees to be satisfactory.

Securities and Exchange Commission Fillings

Securities and Exchange Commission (“SEC”) filings are available free of charge on the Company’s website, www.sct.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after the Company furnishes such materials to the SEC.

ITEM 2. PROPERTIES.

SCT occupies three adjacent buildings and a portion of a fourth building in the Great Valley Corporate Center in Malvern, Pennsylvania. The Company’s corporate headquarters in Malvern, Pennsylvania is located in one of the four buildings referenced above in an approximately 47,000 square-foot facility owned by the Company. Of the remaining three adjacent office buildings, the Company owns an approximately 56,200 square-foot facility, leases an approximately 70,000 square-foot facility under a lease which expires in November 2008 and leases a 48,900 square foot facility under a lease which expires in August 2005, of which approximately 26,500 square feet is sublet. The Company also leases an approximately 73,900 square-foot facility in Frazer, Pennsylvania, near its Malvern campus, under a lease which expires in February 2009. Although the Frazer facility is unused due to personnel consolidation and restructuring, the Company is actively attempting to sublease it.

Back to Contents

The Company also leases the following facilities in Salt Lake City, Utah: approximately 50,600 square feet of space under a lease which expires in February 2012, of which approximately 24,000 is available for sublease; 44,000 square feet of space under a lease which expires in August 2004, all of which is available for sublease; and approximately 8,000 square feet of space which is available for sublease.

The Company also owns and occupies an approximately 45,000 square-foot facility in Rochester, New York, and leases offices in various other locations, including San Diego, California; Dallas, Texas; Herndon, Virginia; Cambridge, Massachusetts; Toronto, Ontario (Canada); Melbourne, FL; Pittsford, NY; High Wycombe, England; and Cheshire, England.

The Company also leases two facilities in Bangalore, India, comprising an aggregate of approximately 27,000 square feet. The India-based facilities are used by the Company as a software development center.

SCT believes that its facilities are adequate for its present business needs.

ITEM 3. LEGAL PROCEEDINGS.

In connection with the sale of the EUS business, the Company agreed to indemnify the Purchaser against all losses arising from certain claims asserted against the Company. The Company maintained the exclusive right to control the defense of these claims. As a result, a $2 million reserve was established for the defense of and resolution of these claims. Additionally, the Company agreed to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. After consideration of the accrual for the aforementioned legal matters, in the opinion of management any further indemnity obligations of the Company that may result would not materially affect the Company’s consolidated financial statements.

The Company from time to time is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

Back to Contents

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SCT’s Common Stock is traded on the Nasdaq Stock Market under the symbol “SCTC”. The following table sets forth its high and low sale prices on the Nasdaq Stock Market for the specified quarter.

Period

Year ended September 30, 2003	HIGH	LOW

1st quarter	10.40	7.05
2nd quarter	9.62	6.80
3rd quarter	9.24	6.77
4th quarter	11.71	8.86

Year ended September 30, 2002	HIGH	LOW

1st quarter	13.00	8.65
2nd quarter	13.69	8.61
3rd quarter	15.96	12.20
4th quarter	13.36	5.78

The approximate number of stockholders of record of SCT’s Common Stock as of September 30, 2003, was 791.

SCT has not paid any dividends for more than the last two fiscal years. The Company’s revolving credit agreement prohibits the Company from declaring or paying any dividends other than stock dividends.

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA.

(in thousands except per share amounts)	Year Ended September 30,
	2003 (a)	2002 (b)	2001 (c)	2000 (d)	1999 (e)

Revenues	$269,639	$233,557	$203,093	$194,098	$211,368
Operating income	27,362	13,297	9,617	13,959	43,939
Other income	4,135	3,981	5,190	2,316	1,276
Other expense	(1,948)	(4,203)	(4,201)	(4,346)	(4,636)
Income from continuing operations
before income taxes	29,549	13,075	10,606	11,929	40,579
Provision for income taxes	12,169	5,590	4,219	5,097	15,891
Income from continuing operations	17,380	7,485	6,387	6,832	24,688
Income (loss) from discontinued operations	122	(16,560)	8,431	1,796	(5,389)
Net income (loss)	17,502	(9,075)	14,818	8,628	19,299
Income from continuing operations
per common share	0.52	0.23	0.19	0.21	0.76
per share – assuming dilution	0.52	0.22	0.19	0.20	0.74
Income (loss) from discontinued operations
per common share	0.00	(0.50)	0.26	0.06	(0.17)
per share – assuming dilution	0.00	(0.49)	0.25	0.05	(0.16)
Net income (loss)
per common share	0.52	(0.27)	0.45	0.27	0.59
per share – assuming dilution	0.52	(0.27)	0.45	0.26	0.58
Common shares and equivalents outstanding
average common shares	33,653	33,240	32,842	32,391	32,494
average common shares – assuming dilution	33,727	33,608	33,278	33,624	33,531
Working Capital	$163,108	$177,223	$178,757	$96,440	$72,046
Net assets of discontinued operations	—	28,869	56,487	112,346	130,211
Total assets	349,430	364,143	366,507	339,502	309,954
Long-term debt	31,990	74,723	74,723	74,750	75,115
Stockholders’ equity	240,972	218,571	221,397	201,437	188,276

(a)	Includes pretax restructuring charges of $3,190 and gains on bond repurchases of $1,384.
(b)	Includes a pretax restructuring charge of $4,874 and a pretax asset impairment charge of $5,425.
(c)	Includes a pretax restructuring charge of $2,485 and a pretax asset impairment charge of $7,831.
(d)	Includes a pretax restructuring charge of $1,000 and equity in losses of affiliates before taxes of $4,761.
(e)	Includes equity in losses of affiliates before taxes of $3,161.

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The purpose of this section is to give interpretive guidance to the reader of the financial statements. For specific policies and breakdowns, refer to the consolidated financial statements and disclosures. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company’s expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See also, Factors That May Affect Future Results and Market Price of Stock.

Effective December 9, 2003, the Company reached a definitive agreement with SunGard Data Systems Inc. for the acquisition by SunGard of all of the shares of SCT for $16.50 per share in cash. Based on SCT’s approximately 35.4 million fully diluted common shares outstanding, the transaction has an aggregate value of approximately $584.0 million. The board of directors of each company has approved the transaction. The consummation of the transaction is subject to the approval of SCT’s stockholders and other customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to be completed in the Company’s second quarter of fiscal year 2004.

On December 10, 2003, the Company announced that it will be redeeming its 5% Convertible Subordinated Debentures which mature on October 15, 2004. There are $32.0 million of debentures outstanding. The debentures will be redeemed at face value in the Company’s second quarter of fiscal year 2004. There is no expected gain or loss on this transaction.

Overview

Systems & Computer Technology Corporation (the “Company”) develops, licenses, and supports a suite of enterprise software; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company’s market is higher education. The Company’s focus on one vertical market enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

Prior to June 30, 2002, the Company also served the energy and utilities market. As of the end of the third quarter of fiscal year 2002, the Company declared the Global Energy and Utilities Solutions (“EUS”) business a discontinued business. On March 5, 2003, the Company consummated the sale of the EUS business to Indus International, Inc. The results of operations for all periods reflect the EUS business’s results as discontinued operations.

Prior to March 31, 2002, the Company also served the process manufacturing and distribution market. As of the end of the second quarter of fiscal year 2002, the Company declared the Global Manufacturing & Distributions Solutions (“MDS”) business a discontinued business. On May 31, 2002, the Company consummated the sale of the MDS business to Agilisys International Limited pursuant to an agreement dated April 10, 2002. The results of operations for all periods reflect the MDS business’s results as discontinued operations.

Back to Contents

Prior to June 29, 2001, the Company also served the government market. On June 29, 2001, the Company sold its Global Government Solutions (“GGS”) business to Affiliated Computer Services, Inc. The results of operations for all periods reflect the GGS business’s results as discontinued operations.

Effective September 11, 2003, the Company acquired the assets of Newfront Software, Inc. (“Newfront”) which includes the fsaAtlas product and related resources based in Cambridge, MA.

In the first quarter of fiscal year 2003, the Company acquired Campus Pipeline, Inc. (“Campus Pipeline”), pursuant to a Merger Agreement dated September 30, 2002. Immediately prior to the consummation of the acquisition, three of the nine members of the board of directors of Campus Pipeline were also directors and affiliates of the Company, two of whom were also executive officers of the Company. Additionally, the Company was a major stockholder of Campus Pipeline, holding approximately 59% of Campus Pipeline’s outstanding common stock, which was approximately 43% of the voting interest in Campus Pipeline’s outstanding shares due to convertible fully voting, preferred equity. In addition, certain executive officers and other employees owned common stock of Campus Pipeline. As the Company and executive officers and employees of the Company held only common stock of Campus Pipeline, they were not entitled to receive any portion of the merger consideration. Additionally, the Company had a business relationship with Campus Pipeline, as certain of Campus Pipeline’s services were offered to clients through contracts entered into between the Company and those clients.

In the second quarter of fiscal year 2002, the Company acquired USA Education, Inc.’s (commonly known as “Sallie Mae”) student information systems business in the form of the Exeter Student Suite and Perkins/Campus Loan Manager product lines and related resources. Also, in the second quarter of fiscal year 2002, the Company acquired Applied Business Technologies, Inc. (“ABT”) and its PowerCAMPUS solution, related resources and customer base.

The Company licenses software under license agreements and provides support services including training, installation, consulting, and maintenance and enhancements. Maintenance and enhancement agreements provide for telephone support and error correction for supported versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems, if and when they become generally available.

When obtaining a license to use the Company’s application software, clients typically purchase a variety of software support services, including systems implementation, modification, training, and other client support activities. The Company also provides consulting and information systems planning and integration services. The duration of these services engagements fluctuate depending on the SCT product line, number of modules purchased, and the scope of services stated in the software arrangement contract. Depending on the aforementioned, the timeline for these services generally ranges from six months to 18 months.

Back to Contents

The Company provides information technology outsourcing services in a variety of areas, including end-user computing solutions, network management, applications outsourcing, and business-process outsourcing. These services are designed to assume total or partial control and responsibility for clients’ information resources, generally on a long-term basis. The Company provides management, staffing, and support with skilled information systems personnel and industry specialists who are knowledgeable in both computer-based technologies and the functional aspects of clients’ activities

Results of Operations

The following discussion on operating results excludes the results of EUS, MDS and GGS businesses as they have been classified as discontinued operations in all periods presented.

The following table sets forth: (i) income statement items as a percentage of total revenues and (ii) the percentage change for each item from the prior-year comparative period.

	% of Total Revenue Year Ended September 30,			% Change from Prior Year
	2003	2002	2001	2003	2002

Revenues
Software sales	19%	16%	15%	39%	20%
Maintenance and enhancements	36%	35%	35%	19%	16%
Software services	33%	35%	31%	8%	29%
Outsourcing services	12%	14%	19%	0%	–13%

Total	100%	100%	100%	15%	15%

Expenses
Cost of software sales, services
and maintenance and enhancements	62%	62%	62%	15%	14%
Selling, general and administrative	27%	28%	28%	12%	16%
Retirement and restructuring charges	1%	2%	1%	–35%	96%
Asset impairment charge	—	2%	4%	–100%	–31%

Operating income	10%	6%	5%	106%	38%
Other income	2%	2%	3%	4%	–23%
Other expense	–1%	–2%	–2%	–54%	0%

Income from continuing operations before income taxes	11%	6%	5%	126%	23%

The following table sets forth the gross profit for each revenue category as a percentage of revenue for each such category. The Company does not separately present the cost of maintenance and enhancements revenue as it is impracticable to separate such cost from the cost of software sales.

	% of Revenue
	Year Ended September 30,
	2003	2002	2001

Gross Profit
Software sales and maintenance and enhancements	50%	54%	54%
Software services	23%	22%	21%
Outsourcing services	28%	22%	21%

Back to Contents

Revenues:

•
Software sales revenue increased 39% compared to the prior year primarily due to the acquisition of Campus Pipeline, Inc. in the first quarter of fiscal year 2003, which provided approximately 61% of the increase, and an increase in traditional Banner license fees. Software sales revenue increased 20% in fiscal year 2002 compared to the fiscal year 2001 due to increases in traditional Banner license fees, and the results of the ABT acquisition, which occurred in the second quarter of fiscal year 2002. In comparing fiscal year periods, most of the increase over the prior fiscal year occurred in the Company’s final two quarters, which have typically been the Company’s strongest quarters for license fee revenues.

•
The 19% and 16% increase in maintenance and enhancements revenue in fiscal years 2003 and 2002, respectively, were the result of the growing installed base of clients in all of the Company’s product lines and annual escalators on existing contracts. Maintenance and enhancements revenue from the first quarter fiscal year 2003 acquisition of Campus Pipeline provided 26% of the increase over fiscal year 2002. Maintenance and enhancements revenue from the second quarter fiscal year 2002 acquisitions of ABT and the Sallie Mae student systems business provided 21% of the increase over fiscal year 2001. The Company continues to experience a high annual renewal rate on existing maintenance contracts, although there can be no assurance that this will continue.

•
Software services revenue increased 8% compared with the prior year period. The increase is primarily due to the acquisition of Campus Pipeline in the first quarter of fiscal year 2003, which provided approximately 51% of the increase, and to a lesser extent PowerCAMPUS and Matrix. Software services revenue increased 29% in fiscal year 2002 compared to fiscal year 2001 (primarily) as a result of (i) increased implementation and integration services provided to the Company’s traditional Banner clients and (ii) as a result of the acquisitions of ABT and the Sallie Mae student systems business in the second quarter of fiscal year 2002.

•
Outsourcing services revenue remained flat in fiscal year 2003 and decreased 13% in fiscal year 2002 compared with the prior-year periods. These fluctuations are reflective of the Company’s decision to focus its efforts on servicing its existing outsourcing client base and obtaining renewals from these clients as opposed to aggressively seeking new outsourcing clients. As a result, the Company does not anticipate future growth in its outsourcing business. Contract renewal rates, as a percentage of annual revenue from contracts available for renewal, for the fiscal years 2003, 2002, and 2001 were 100%, 89% and 64%, respectively. Contracts available for renewal in a particular period include contracts with expiration dates within the period, as well as contracts renewed during the period that have expiration dates in a later period.

Back to Contents

Gross Profit:

The total gross profit as a percentage of revenue remained flat at 38% for fiscal years ending 2003, 2002, and 2001; however, the components of the gross profit percentage changed. During the second and third quarters of fiscal 2003 the Company implemented two restructuring actions, primarily in the services and development areas. The Company anticipates that these actions will reduce annualized pre-tax costs by approximately $12.0 million. The quarterly savings of both actions is fully reflected in the fourth quarter of the current fiscal year.

•
The software sales, maintenance, and enhancements gross profit percentage decreased to 50% in fiscal year 2003 from 54% in fiscal year 2002 primarily as a result of the separate development efforts related to the ABT and Sallie Mae products acquired in fiscal year 2002 and the Campus Pipeline products acquired in the first quarter of fiscal year 2003. The fiscal year 2003 gross profit percentage reflects a partial year of cost savings resulting primarily from the restructuring action taken in the third quarter of the current fiscal year. The cost actions taken in the development areas were targeted at the integration of development activities and are expected to result in increased productivity and efficiencies across all product lines without compromising current systems or future development. The software sales, maintenance, and enhancements gross profit percentage was flat at 54% in fiscal years ending 2002 and 2001.

•
The software services margin percent increased to 23% in fiscal year 2003 from 22% in fiscal year 2002 and 21% in fiscal year 2001 primarily due to improved services margins on the fiscal 2002 acquisitions, services margins on the 2003 acquisition of Campus Pipeline, an accrual recorded in fiscal 2002 for a decline in profitability of a contract, and the impact of the fiscal 2003 restructuring actions discussed above. The fiscal year 2003 gross profit percentage reflects a partial year of cost savings resulting primarily from the restructuring action taken in the second quarter of the current fiscal year.

•
The outsourcing services margin increased to 28% in fiscal year 2003 compared to 22% and 21% in fiscal years 2002 and 2001. This increase is primarily a result of contract renewals, increased utilization of outsourcing professionals, and additional costs provided in fiscal 2002 for a contract termination.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased by 12% in fiscal year 2003 compared to fiscal year 2002. The increase over fiscal year 2002 is driven by (i) amortization and employee costs related to the acquisitions of ABT and the Sallie Mae student systems business in the second quarter of fiscal year 2002 and the Campus Pipeline acquisition in the first quarter of fiscal year 2003, and (ii) continued investments the Company has made in its sales and marketing organizations. Although selling, general and administrative expenses increased during that period, these costs as a percentage of revenue decreased to 27% in fiscal year 2003 from 28% in the prior fiscal year. Selling, general and administrative expenses increased by 16% in fiscal year 2002 compared to fiscal year 2001 as a result of (i) investments the Company made in its sales and marketing organizations, (ii) increased sales commissions as a result of sales commissions paid at the beginning of large services contracts in which revenue is recognized as work is performed and increased revenue, particularly in the fourth quarter of fiscal year 2002, and (iii) additional costs related to the ABT and Sallie Mae business acquisitions in the second quarter of fiscal year 2002.

Back to Contents

Other Income:

Other income, which includes interest income, increased 4% in fiscal year 2003 compared to the prior year period as a result of the $1.4 million gain recorded on the repurchase of $42.7 million face value of the Company’s $74.7 million, 5% convertible subordinated debentures due October 15, 2004. This is offset primarily by a decrease in interest income as a result of the Company’s decreased cash and short-term investments balances throughout the year and decreased interest rates earned on these investments. The decrease in interest and other income in fiscal year 2002 compared with fiscal year 2001 is primarily the result of only a half-year of amortization of the WebCT noncompete agreement, the balance of which was reduced to zero during fiscal year 2002, and decreased interest income earned on the Company’s cash and short-term investments balances.

Retirement, Restructuring, and Asset Impairment Charges:

In the third quarter of fiscal year 2003, as part of its repositioning initiative, the Company implemented a restructuring action, principally in product and product support activities, to improve fundamental business processes and reduce costs. This resulted in the termination of approximately 85 employees. In connection with this, the Company recorded a restructuring charge of approximately $1.7 million, principally for severance payments. Through the fourth quarter of fiscal year 2003, the Company made payments of $1.5 million related to these charges. At September 30, 2003, $0.2 million of the accrual remains and payments are expected to continue through the second quarter of fiscal 2004. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2003, the Company implemented a restructuring action, principally in professional services, to better align resources with available backlog. This resulted in a restructuring charge of $1.5 million for severance payments related to the reduction in force of 65 employees. Through September 30, 2003, the Company made payments of $1.2 million related to these charges. At September 30, 2003, $0.3 million of the accrual remains and payments are expected to continue through the fourth quarter of fiscal 2004. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2002, Michael J. Emmi, former President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. During fiscal year 2003, the Company made payments of $0.2 million related to these charges and based on the remaining obligations the Company reduced the accrual by $0.1 million. At September 30, 2003, $0.4 million of the accrual remains and payments are expected to continue through the fourth quarter of fiscal 2005. The Company believes this amount is adequate to cover remaining obligations.

Back to Contents

Also, during the quarter ended March 31, 2002, the Company implemented a restructuring action, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During that quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. During fiscal year 2003, the Company made payments of $0.4 million related to these charges. As of September 30, 2003, the charges recorded to this accrual are complete and no accrual remains related to these obligations.

During the third quarter of fiscal year 2001, the Company implemented a restructuring action that included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. The Company accrued $2.0 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. This accrual was fully utilized as of September 30, 2002.

In the second quarter of fiscal year 2001 and the third quarter of fiscal year 2002, the Company reduced the carrying value of its long-term investment in WebCT as a result of impairments that were deemed other-than-temporary. The Company recognized an asset impairment charge of $7.8 million in fiscal year 2001. During the third quarter of fiscal year 2002, the Company recorded an asset impairment charge of $5.4 million and wrote off the noncompete agreement, which had a carrying value of $1.5 million, further reducing the carrying value of the investment in WebCT to $4.0 million. Future earnings would be charged if there was an additional impairment that was found to be other-than-temporary at a future balance sheet date.

Back to Contents

Discontinued Operations:

On March 5, 2003, the Company consummated the sale of its Global Energy and Utilities Solutions (“EUS”) business to Indus International, Inc. (“Indus”), for a sale price of $34.5 million. The Company received cash proceeds of $24.5 million in the second quarter of fiscal year 2003 and $10.0 million in the fourth quarter of fiscal year 2003, upon payment of a promissory note from Indus. In connection with the sale of the EUS business, the Company retained deferred tax assets of $4.2 million and reserves pertaining to restructurings associated with the EUS business of $1.2 million, both of which were previously included in the net assets of the discontinued operations. Additionally, the Company retained liability for claims (including the cost of defense of such claims) arising from certain client matters. At the time of sale, the Company made an assessment of the potential risk associated with these claims and as a result, the Company accrued a $2.0 million reserve for the defense of and resolution of these matters. The legal reserve and deferred tax asset amounts are included in the calculation of the gain on sale. The Company recorded a pretax gain of $7.4 million on the sale, which net of a $0.3 million tax provision that included previously unrecognized deferred taxes primarily from foreign operating losses, produced a net gain of $7.1 million. During the third and fourth quarters of fiscal year 2003, the Company recorded income totaling $0.5 million related to the discontinuation of the EUS business. The results of EUS have been reported as discontinued operations in the consolidated statements of operations.

On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions (“MDS”) business to Agilisys International Limited (“Agilisys”). The Company sold substantially all of the assets of MDS for net proceeds of $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale. During the fourth quarter of fiscal year 2003, the Company sold certain intellectual property rights, which were retained upon sale of the MDS business to Agilisys, for $1.0 million. In connection with the sale of the intellectual property rights, the Company recorded a $1.0 million pretax gain, which net of a $0.3 million tax provision, produced a net gain of $0.7 million. The Company received cash proceeds of $0.3 million and recorded a receivable for the remaining $0.7 million, which is due within 12 months. Additionally in the fourth quarter of fiscal year 2003, the Company liquidated several international subsidiaries that had been components of the MDS business, resulting in an additional tax charge of $0.4 million on the sale of MDS. In the third quarter of fiscal year 2003, the Company recorded an additional $3.5 million tax charge to the discontinued operations of the MDS business. Of this tax charge, $2.8 million was applied to the loss on sale and $0.7 million was applied to loss from the discontinued operations of the MDS business. The charge was determined during preparation of the 2002 tax returns in the current year and relates to (i) additional foreign taxes on the discontinued business for which the Company does not expect to claim foreign tax credits and (ii) revisions to certain deductions which initially had been included in the calculation of the tax benefit on the sale of the MDS business. After consideration of the above, the Company recorded a cumulative loss of $9.8 million, net of a $0.2 million tax benefit on the disposition of the MDS business. The results of MDS have been reported as discontinued operations in the consolidated statements of operations.

On June 29, 2001, the Company completed the sale of its Global Government Solutions (“GGS”) business to Affiliated Computer Services, Inc., (“ACS”). As a result of the disposition, the Company identified opportunities to further reduce and consolidate certain corporate functions, and provided a reserve of $12.8 million for severance and real-estate-related costs associated with such actions. The Company provided an additional $3.1 million and $3.5 million reserve for real-estate-related costs in the years ended September 30, 2003 and September 30, 2002, respectively. As of September 30, 2003, $7.7 million remained accrued for the satisfaction of real-estate obligations. After these provisions, the sale resulted in a cumulative pretax gain of $26.7 million, which net of $10.9 million of income taxes, resulted in a cumulative gain of $15.8 million on the sale of the GGS business. The results of GGS have been reported as discontinued operations in the consolidated statements of operations.

Back to Contents

Income Taxes:

Income from continuing operations before income taxes was $29.5 million for the year ended September 30, 2003, compared with $13.1 million for the year ended September 30, 2002. The provision for income taxes was $12.2 million in fiscal year 2003 compared with $5.6 million in fiscal year 2002. The effective tax rate on income from continuing operations in fiscal year 2003 exceeds the statutory rate principally due to the effects of state income and local taxes, foreign rate differences and non-deductible expenses, somewhat offset by the research and development tax credit.

Income from discontinued operations before income taxes was $4.4 million for the year ended September 30, 2003, compared with a loss from discontinued operations before taxes of $22.2 million in the fiscal year 2002 period. The provision for income taxes was $4.3 million in the current period compared to a benefit of $5.6 million in the prior-year period. The effective tax rate on the loss from discontinued operations in fiscal year 2003 is different from the statutory rate principally due to prior year foreign taxes.

Contingency:

In connection with the sale of the EUS business, the Company agreed to indemnify the Purchaser against all losses arising from certain claims asserted against the Company. The Company maintained the exclusive right to control the defense of these claims. At the time of sale, the Company made an assessment of the potential risk associated with these claims and as a result, a $2.0 million reserve was established for the defense of and resolution of these claims. This amount is included in the calculation of the gain on sale of the EUS business. Additionally, the Company agreed to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. After consideration of the accrual for the aforementioned legal matters, in the opinion of management any further indemnity obligations of the Company that may result would not materially affect the Company’s consolidated financial statements.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

Back to Contents

Cyclical Nature of Business:

Certain factors have resulted in quarterly fluctuations in operating results, including variability of software license fee revenues, seasonal patterns of capital spending by clients, the timing and receipt of orders, competition, pricing, new product introductions by the Company or its competitors, levels of market acceptance for new products, and general economic and political conditions. While the Company has historically generated a greater portion of license fees and total revenue in the last two fiscal quarters, the nonseasonal factors cited above may have a greater effect than seasonality on the Company’s results of operations.

Liquidity, Capital Resources and Financial Position

The following discussion of cash flow activity is based upon historical information and the statements of cash flows for the fiscal years 2002 and 2001 do not present the MDS and EUS businesses as discontinued operations and the fiscal year 2001 does not present the GGS business, which was sold in fiscal year 2001, as a discontinued operation. Additionally, the following discussion does not consider the definitive agreement with SunGard Data Systems Inc. for the acquisition of the Company. Refer to Note S of the financial statements.

The Company’s cash and short-term investments balance was $124.8 million and $133.6 million as of September 30, 2003 and 2002, respectively. The cash balances decreased primarily as a result of the repurchase of the Company’s convertible subordinated debentures and the acquisition of Campus Pipeline. This was offset by the cash proceeds from the sale of the EUS business and income before depreciation and amortization. The Company anticipates using its cash and short-term investments balance to fund future growth through various means, including strategic alliances and acquisitions and development of additional service offerings, as well as to satisfy debt obligations.

Cash provided by operating activities was $28.6 million in fiscal year 2003, compared with $1.6 million for the prior-year period. The primary sources of cash in fiscal year 2003 were (i) an increase to income before depreciation and amortization, (ii) a decrease to prepaid income taxes as a result of the current year tax provision as well as a refund received in the first quarter of fiscal year 2003, (iii) an increase to the deferred tax provision, and (iv) improved receivables collections. These sources of cash were offset by decreased accrued expenses, which, excluding accruals recorded in connection with the purchase of Campus Pipeline and the sale of the EUS business, result primarily from payments for severance and idle facilities connected to the prior years’ restructuring charges and sales of the MDS and GGS businesses. Cash payments in fiscal year 2003 related to retirement and restructuring charges (which are included in operating activities) were approximately $3.3 million, and are expected to be approximately $0.9 million in total for all subsequent years, principally for severance costs. Net cash payments in fiscal year 2003 related to various idle facilities leases were approximately $3.6 million, and are expected to be approximately $11.6 million for all subsequent years. The primary source of cash provided by operating activities in the fiscal year 2002 period was an increase to income before (i) loss on sale of discontinued operations, (ii) an asset impairment charge, and (iii) depreciation and amortization. This was offset primarily by increased prepaid income taxes and increased accounts receivable.

Back to Contents

The Company’s working capital at September 30, 2003, was $163.1 million and at September 30, 2002, was $177.2 million.

Cash provided by investing activities was $7.5 million for fiscal year 2003 compared with cash used of $31.3 million for fiscal year 2002. In the fiscal year 2003 period, the Company received cash proceeds of $34.5 million for the sale of the EUS business, of which $24.5 million was received in the second quarter of fiscal year 2003 and the remaining $10.0 million was received in the fourth quarter of fiscal year 2003 upon collection of a promissory note from Indus. Also during the fourth quarter of the current fiscal year, the Company received cash proceeds of $0.3 million for the sale of the intellectual property rights that were retained upon sale of the MDS business. Additionally, net cash of $5.4 million was provided by the sale or maturity of investments available for sale. These were offset by the purchase of Campus Pipeline in the first quarter of fiscal 2003 for $27.0 million and the purchase of Newfront in the fourth quarter of fiscal year 2003 for $0.6 million. The primary use of cash in the fiscal year 2002 period was the purchase of the Sallie Mae student systems business and Applied Business Technologies, Inc. and the net purchase of investments, offset by proceeds from the sale of the MDS business.

The $38.9 million in cash used in financing activities was primarily the repayment of $42.7 million of the Company’s 5% convertible subordinated debentures due October 15, 2004.

The Company has a $30 million senior revolving credit facility available for general corporate purposes. The credit facility agreement expires in June 2004 and includes optional annual renewals. There were no borrowings outstanding at September 30, 2003 or September 30, 2002. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants established in the agreement. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company has complied with all covenants and conditions at September 30, 2003. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

The credit agreement provides for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility is reduced by the total outstanding letters of credit. At September 30, 2003, the Company had no letters of credit outstanding and $30 million available under the revolving credit facility. The Company pays a commitment fee of 5/16% on the unused portion of the revolving credit facility.

The Company has convertible debentures outstanding, which bear interest at 5% and mature on October 15, 2004. In several transactions in the first and third quarters of fiscal year 2003, the Company repurchased $42.7 million face value of the $74.7 million debentures. The Company repurchased the convertible debentures at prices ranging from $94 to $98, plus accrued interest. The transaction included $41.0 million principal and interest of $0.9 million for a total payment of $41.9 million including fees. The Company recorded a gain of $1.4 million primarily in the first quarter of fiscal year 2003 related to these transactions, which is included in other income. If the remaining debentures outstanding were converted, 1.2 million additional shares would be added to common shares outstanding at September 30, 2003. The debentures were antidilutive for the fiscal year 2003, 2002 and 2001 periods and therefore are not included in the denominators for income from continuing operations per share — assuming dilution, income (loss) from discontinued operations per share — assuming dilution, or net income (loss) per share — assuming dilution for these periods.

Back to Contents

On December 10, 2003, the Company announced that it will be redeeming its 5% Convertible Subordinated Debentures which mature on October 15, 2004. There are $32.0 million of debentures outstanding. The debentures will be redeemed at face value in the Company’s second quarter of fiscal year 2004. There is no expected gain or loss on this transaction.

As described in Notes J and M of the Notes to Consolidated Financial Statements, at September 30, 2003, the Company had certain contractual cash obligations, which are due as follows (in thousands):

	Payments Due by Period
	Total	1 Year or Less	1 – 3 Years	4 – 5 Years	After 5 years

Long term convertible debt	$31,990	$—	$31,990	$—	$—
Operating Leases	32,672	7,597	12,303	9,927	2,845

	$64,662	$7,597	$44,293	$9,927	$2,845

At September 30, 2003, the Company had performance bonds outstanding that could require the Company’s performance or cash payment in the event of demands by third parties. Historically, the Company has not experienced any claims that resulted in payments from the performance bonds. However, this trend is not necessarily indicative of future events. The expiration periods of the performance bonds are: less than one year, $9.5 million and one year through three years, $1.9 million.

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

In connection with the acquisition of the assets of Newfront, the Company shall make payments up to three years following the acquisition date contingent upon (i) maintenance fees collected for Newfront customers existing as of the closing date and (ii) license fees earned on sales of the Newfront product. The Company anticipates payments not to exceed $2.0 million over that period.

In connection with the acquisition of Sallie Mae’s student information systems business, the Company could be required to make additional cash payments of up to $5.3 million over the next two years, contingent upon the revenue derived from license sales or other sales of the purchased product lines over that period. The Company has not made any payments to date and does not anticipate any payments to materially affect the Company’s consolidated financial statements.

Back to Contents

The Company believes that its cash and cash equivalents, short-term investments, and borrowing arrangements should satisfy its financing needs for the foreseeable future.

Financial Risk Management

The Company invests its cash in a variety of financial instruments, including state and municipal securities, corporate debt securities, federal debt securities and money market instruments. These investments are denominated in U.S. dollars. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. See Note B to the financial statements for additional information with respect to the investment portfolio.

The Company also has issued fixed-rate debt, which is convertible to Company stock at a predetermined conversion price. Convertible debt has characteristics that give rise to both interest-rate risk and market risk because the fair value of the convertible security is affected by both the current interest-rate environment and the price of the underlying Company stock. For the years ended September 30, 2003, 2002, and 2001, the Company’s convertible debt, on an if-converted basis, was not dilutive and, as a result, had no impact on the Company’s net income per share — assuming dilution. The convertible debentures mature on October 15, 2004. On December 10, 2003, the Company announced that it will be redeeming this debt at face value in the Company’s second quarter of fiscal year 2004. See Note J and Note S of the financial statements for additional information with respect to the Company’s debt.

Although the Company conducts business internationally, most of its contracts are denominated in U.S. dollars. The Company’s primary international subsidiary’s functional currency is the British pound. Foreign currency exposure is limited because most financial assets and liabilities denominated in the foreign currency are short term.

New Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 required that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. The provisions of SFAS 145 related to the rescission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002, so the Company adopted SFAS 145 at the beginning of fiscal year 2003. As a result, the gain on the repurchase of debt during fiscal year 2003, as discussed in Note J, has been reported as other income in continuing operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 during fiscal year 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and requires that a liability for costs associated with an exit or disposal activity be recognized as incurred. The impact of SFAS 146 will be dependent upon decisions made by the Company in the future.

Back to Contents

In January 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company’s guarantees were in existence prior to the effective date of FIN No. 45. The disclosure requirements of FIN No. 45 are included in Note M. The adoption of this interpretation has not had a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company is currently completing its analysis of the provisions of FIN No. 46 and does not expect its December 15, 2003 adoption to have material impact on its consolidated financial position, consolidated results of operations, or liquidity.

Critical Accounting Policies:

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies require more significant judgments and estimates used in the preparation of its consolidated financial statements.

Back to Contents

Revenue Recognition:

The Company licenses software under license agreements and provides services including installation, training, consulting, maintenance and enhancements, and outsourcing. When the Company enters into client arrangements with multiple elements, the elements typically include license fees, software services, and maintenance. The Company uses the “residual method” of revenue recognition under which the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. The Company establishes vendor specific objective evidence of fair market value and applies the residual method as follows: (i) software services — vendor specific objective evidence of fair market value is established for software services based on the price charged when this element is sold separately. The Company establishes rates for the various types of professional services available, and the rates charged to clients are consistent whether the professional services are sold in conjunction with a software sale or sold separately, subsequent to a software sale; (ii) maintenance — vendor specific objective evidence of fair market value is established for maintenance based on the price charged when this element is sold separately. This element is sold separately at the time of a renewal of the maintenance agreement; and (iii) software sales — the fair value of the undelivered elements (software services and maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license). For an undelivered element not yet being sold separately, the fair market value is established by the Company’s management having the relevant authority.

From time to time, the Company may enter into a multiple element arrangement subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. The fiscal funding clause applies to the undelivered elements of the arrangement, which include software services and maintenance, for which revenue is recognized as earned. Revenues are recognized under such contracts only when the Company considers the likelihood of cancellation to be remote. The fiscal funding clauses provide that the client must pay for all delivered services and maintenance up to the date of exercise of the fiscal funding clause. Exercise of the clause would either reduce or terminate undelivered services or terminate maintenance in response to a loss of funding. This would have the effect of reducing backlog, but would have no affect on revenues recognized up to that point. If a fiscal funding clause were to be exercised, the client would be obligated to pay for all services and maintenance performed up to the date of exercise.

License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. The software revenue is recognized upon shipment. In limited cases where license fee payment terms exceed twelve months, the Company’s practice is generally to recognize those license fees when the payment is received. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount because of contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled receivables; such amounts were approximately $0.5 million at September 30, 2003.

Back to Contents

Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Revenues for maintenance and enhancements agreements are recognized ratably over the term of the agreements. Maintenance and enhancement agreements are billed annually and often billed in arrears, resulting in revenues in excess of billings. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $15.5 million at September 30, 2003. Effective July 1, 2003, the Company implemented a policy whereby maintenance agreements for new sales of its software products will be billed at the beginning of the contract rather than in arrears.

The Company provides software-related services, including systems implementation and integration services. The number of hours and duration for engagements fluctuates depending on the SCT product line, number of modules purchased, and the scope of services stated in the software arrangement contract. Services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the proportionate performance method, which relies on estimates of total expected contract revenues and costs. Since accounting for these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Since revenue is generally recognized as work is performed, an excess of revenues over billings occurs in such periods. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $12.8 million at September 30, 2003. Of this amount, approximately $0.6 million is not expected to be billed within one year. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

Most of the Company’s outsourcing service contracts are fixed-price, multi-year contracts, and revenue for these contracts is measured and recognized utilizing the proportionate performance method over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. During the first several years of a typical outsourcing services contract, the Company performs services to identify and implement changes to optimize the client’s technology environment. Once these changes are complete, less effort and expense is required towards the end of multi-year outsourcing contracts to maintain the streamlined client operations. During the first several years, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected as unbilled accounts receivable; such amounts were approximately $0.9 million at September 30, 2003. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. These contracts require an estimate of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known. Many of the Company’s outsourcing services contracts include contractual termination provisions, which provide indemnification to the Company in the event a client terminates a contract early. The aggregate termination fees under such contracts were approximately $6.0 million at September 30, 2003.

Back to Contents

Certain of the Company’s outsourcing services contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. Revenues are recognized under such contracts only when the Company considers the likelihood of cancellation to be remote. If a fiscal funding clause were to be exercised, the client would be obligated to pay for all services performed up to the date of exercise.

Restructuring:

During fiscal years 2003, 2002 and 2001, the Company recorded significant reserves in connection with restructuring programs. These reserves include estimates pertaining to employee separation costs, assumptions regarding idle facilities and sublease terms, and the settlements of contractual obligations resulting from these actions. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Long-Term Investments:

The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held provider of web-based course tools for the higher education market. The fair value of the investment in WebCT, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments. During fiscal years 2002 and 2001, the Company recorded asset impairment charges of $5.4 million and $7.8 million, respectively, related to this investment and in fiscal year 2002, the Company wrote-off the non-compete agreement with WebCT, which had a carrying value of $1.5 million. The Company evaluates its investment in WebCT for other-than-temporary impairment on a quarterly basis. In assessing impairment, the Company reviews the operating performance, cash flow and cash flow forecasts, and private equity transactions of WebCT, and stock prices and equity values of publicly traded peers of WebCT (as determined by the Company). Future charges would be recorded if, at a future date, an additional impairment was found to be other-than-temporary. The Company’s future results of operations could be affected by a future writedown in this investment’s $4.0 million carrying value.

Back to Contents

Goodwill and Intangible Assets:

The Company’s business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of such intangible assets requires estimates and assumptions that affect the consolidated financial statements. The Company assigns intangible assets useful lives, which are reassessed on an ongoing basis, ranging from two to 10 years, based on estimates, assumptions, and third-party valuations.

The Company evaluates goodwill and other intangibles for potential impairment on an annual basis unless circumstances indicate the need for impairment testing between the annual tests. The judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of the Company. In assessing the recoverability of the Company’s goodwill and other intangibles, the Company would make valuation assumptions to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges which could have a material adverse impact on the Company’s financial condition and results of operations.

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

Factors that May Affect Future Results and Market Price of Stock:

The forward-looking statements discussed herein and elsewhere — including statements concerning the Company’s or management’s forecasts, estimates, intentions, beliefs, anticipations, plans, expectations, or predictions for the future — are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from those anticipated. The following discussion highlights some, but not all, of the risks and uncertainties that may have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

The Company’s revenues and operating results can vary substantially from quarter to quarter, owing to a number of factors. Software sales revenues in any quarter depend on the execution of license agreements and the shipment of product. The execution of license agreements is difficult to predict for a variety of reasons, including the following: a significant portion of the Company’s license agreements is typically signed in the last month of each quarter; the Company’s sales cycle is relatively long; the size of transactions can vary widely; client projects may be postponed or cancelled due to changes in the client’s management, budgetary constraints, strategic priorities, or economic uncertainty; and clients often exhibit a seasonal pattern of capital spending. The Company has historically generated a greater portion of license fees and total revenue in the last two fiscal quarters, although there is no assurance that this will continue.

Back to Contents

Because a significant part of the Company’s business results from software licensing, it is characterized by a high degree of operating leverage. The Company bases its expense levels, in significant part, on its expectations of future revenues. Therefore, these expense levels are relatively fixed in the short term. If software-licensing revenues do not meet expectations, net income is likely to be disproportionately adversely affected. There can be no assurance that the Company will be able to increase profitability on a quarterly or annual basis in the future. It is, therefore, possible that in one or more future quarters, the Company’s operating results will be below expectations. This would likely have an adverse effect on the price of the Company’s common stock.

A significant part of the Company’s business also results from the provision of services by the Company to clients who license the Company’s software. The Company realizes lower margins on services revenues than on license revenues. The Company bases its expense levels in the services area on various factors, including the Company’s expectation of future license sales and its expectation of when clients who have licensed the Company’s software will actually implement the software. If software license revenues do not meet expectations, or if clients delay implementation of software licensed, the Company’s business, results of operations, financial condition, and cash flows would be adversely affected.

The success of the Company’s business depends upon certain key management, sales, and technical personnel. In addition, the Company believes that to succeed in the future, it must continue to attract, retain, and motivate talented and qualified management, sales, and technical personnel. Competition for such personnel in the information technology industry is intense. The Company sometimes has difficulty locating qualified candidates. There can be no assurance that the Company will be able to retain its key employees or that it will be able to continue to attract, assimilate, and retain other skilled management, sales, and technical personnel. The loss of certain key personnel or the inability to attract and retain qualified employees in the future could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

The application software industry is characterized by intense competition, rapid technological advances, changes in client requirements, product introductions, and evolving industry standards. The Company believes that its future success will depend on its ability to compete successfully, and to continue to develop and market new products and enhancements cost-effectively. This necessitates continued investment in research and development and sales and marketing. There can be no assurance that new industry standards or changing technology will not render the Company’s products obsolete or non-competitive, that the Company will be able to develop and market new products successfully, or that the Company’s market will accept its new product offerings. Furthermore, software programs as complex as those the Company offers may contain undetected errors or bugs when they are first introduced or as new versions are released. Despite Company and third-party testing, there can be no assurance that errors will not be found in new product offerings. Such errors can cause unanticipated costs and delays in market acceptance of these products and could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. In addition, distribution methods, such as the Internet and other electronic channels, have removed many of the barriers to entry that small and start-up software companies faced in the past. Therefore, the Company expects competition to increase in its market.

Back to Contents

If the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with the implementation and installation of products, or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

There can be no assurance that the Company’s new products will achieve significant market acceptance or will generate significant revenue. Additional products that the Company plans to market directly or indirectly in the future are in various stages of development.

Intense competition in the market in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software products, hardware products, or services. The bundling of software products for promotional purposes or as a long-term pricing strategy or guarantees of product implementations by certain of the Company’s competitors could have the effect over time of significantly reducing the prices that the Company can charge for its products. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows.

The Company uses a common industry practice to forecast sales and trends in its business. The Company’s sales personnel monitor the status of prospective sales, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. The Company regularly aggregates these estimates to generate a sales pipeline. The Company compares the pipeline at various points in time to look for trends in its business. While this pipeline analysis may provide the Company with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations.

The Company has an investment in WebCT and entered into a strategic alliance with WebCT to market the WebCT e-learning tools and e-learning hub to the Company’s client base. The alliance builds upon the Company’s Campus Pipeline and Luminis solutions and the Company’s Banner Student Self-Service and Banner Faculty and Advisor Self-Service products to offer a unified, on-line, connected e-learning solution. This integrated solution enables clients to access information systems, learning tools, online services, campus communication, and community resources through a single point of access. The Company provides the real-time, bi-directional exchange of data between the Company’s student information system and the WebCT course environment, eliminating manual synchronization of like information. The continued success of this investment and strategic alliance depends upon: (i) the ability of the Company and WebCT to enhance the products over time, (ii) the market acceptance of the products, and (iii) the ability of WebCT to achieve their financial goals.

Back to Contents

Certain of the Company’s contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. If a fiscal funding clause were to be exercised, the client would be obligated to pay for all services performed up to the date of exercise. While the Company has not been impacted materially by early terminations or reductions in service from the use of fiscal funding provisions in the past, there can be no assurance that such provisions will not give rise to early terminations or reductions of service in the future. If clients that represent a substantial portion of the Company’s backlog were to invoke the fiscal funding provisions of their contracts, the Company’s future business, results of operations, financial condition, and cash flows would be adversely affected.

Certain of the Company’s outsourcing and software services contracts may be terminated by the client for convenience. If a termination for convenience clause were to be exercised, the client would be obligated to pay for all services performed up to the date of exercise. If clients that represent a substantial portion of the Company’s backlog terminate for convenience, the Company’s future business, results of operations, financial condition, and cash flows would be adversely affected.

The Company provides software-related services, including systems implementation and integration services. Services are provided under time and materials contracts, in which case revenue is recognized as the services are provided, and under fixed-price arrangements, in which case revenue is recognized on the percentage of completion method. Revisions in estimates of costs to complete are reflected in operations during the period in which the Company learns of facts requiring those revisions.

The Company relies on a combination of copyright, trademark, trade secrets, confidentiality procedures, and contractual procedures to protect its intellectual property rights. Despite the Company’s efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company’s products, or to reverse engineer or obtain and use technology or other Company-proprietary information. There can also be no assurances that the Company’s intellectual property rights would survive a legal challenge to their validity or provide significant protection to the Company. In addition, the laws of certain countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect the Company’s competitive position.

In the second quarter of fiscal year 2002, the Company acquired the Sallie Mae student information systems business and Applied Business Technologies, Inc., in October 2002, the Company acquired Campus Pipeline, Inc, and in September 2003 the Company acquired Newfront Software, Inc. These acquisitions were entered into in order to increase the Company’s opportunities in the higher education market. The success of these acquisitions depends upon: (i) the Company’s ability to integrate the acquired products and operations with the Company’s products and operations cost-effectively and on a timely basis, (ii) the Company’s ability to complete development of and enhance the products acquired efficiently and cost effectively, and (iii) the market acceptance of the products and technologies acquired and the services related thereto. If these acquisitions are not successful, acquired intangibles might become impaired and the Company may be required to record impairment charges that could have a material adverse impact on the Company’s business, financial condition, cash flows, and results of operations.

Back to Contents

In connection with the acquisition of Sallie Mae’s student information systems business and the assets of Newfront, the Company could be required to make payments contingent upon certain performance measures. Additionally, in connection with the sale of its process manufacturing software business to Agilisys International Limited, the Company could receive monies based upon the achievement by Agilisys of specified revenue targets.

Other factors that could affect the Company’s future operating results include the effect of publicity on demand for the Company’s products and services; general economic and political conditions in the United States and abroad; the success of the Company’s single- segment business model; the success of the Company’s long-term strategy; continued market acceptance of the Company’s products and services; continued competitive and pricing pressures in the marketplace; new product introductions by the Company’s competitors; the Company’s ability to complete fixed-price contracts profitably; and the Company’s ability to generate capital gains sufficient to offset the capital losses that are expected to be realized upon the disposition of the investments held by the Company for which the carrying value has been reduced for financial reporting purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information required by this Item is under the heading Financial Risk Management of Item 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, of this Form 10-K. Information required by this Item is contained in Item 7 of this Form 10-K under the heading Financial Risk Management.

Back to Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets

(in thousands, except per share amounts) September 30,	2003	2002

Assets
Current Assets
Cash and cash equivalents	$70,049	$72,820
Short-term investments, including accrued interest of $766 and $701	54,763	60,754
Receivables, including $29,722 and $37,725 of earned revenues in excess of billings net of allowance for doubtful accounts of $2,201 and $4,789	79,132	74,103
Prepaid income taxes	11,419	20,353
Prepaid expenses and other assets	18,157	17,130

Total Current Assets	233,520	245,160
Property and Equipment — at cost, net of accumulated depreciation	25,452	27,265
Capitalized Computer Software Costs, net of accumulated amortization	2,239	4,427
Goodwill	46,486	28,784
Intangible Assets, net of accumulated amortization	19,651	10,689
Other Assets and Deferred Charges	22,082	18,949
Net Assets of Discontinued Operations	—	28,869

Total Assets	$349,430	$364,143

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,007	$6,402
Income taxes payable	1,416	1,096
Accrued expenses	38,992	39,212
Deferred revenue	24,997	21,227

Total Current Liabilities	70,412	67,937
Long-Term Debt	31,990	74,723
Other Long-Term Liabilities	6,056	2,912

Total Liabilities	108,458	145,572

Stockholders’ Equity
Preferred stock, par value $.10 per share — authorized 3,000 shares, none issued	—	—
Common stock, par value $.01 per share — authorized 100,000 shares, issued 38,497 and 38,029	384	380
Capital in excess of par value	129,498	125,586
Retained earnings	135,124	117,622
Accumulated other comprehensive loss	(18)	(583)

	264,988	243,005
Less
Held in treasury, 4,525 and 4,582 common shares — at cost	(24,016)	(24,434)

	240,972	218,571

Total Liabilities and Stockholders’ Equity	$349,430	$364,143

See notes to consolidated financial statements.

Back to Contents

Consolidated Statements of Operations

(in thousands, except per share amounts) September 30,	2003	2002	2001

Revenues
Software sales	$50,228	$36,259	$30,196
Maintenance and enhancements	97,834	82,265	71,145
Software services	88,465	81,765	63,330
Outsourcing services	33,112	33,268	38,422

	269,639	233,557	203,093

Expenses
Cost of software sales, maintenance and enhancements	73,974	54,483	46,384
Cost of software services	68,042	64,123	49,998
Cost of outsourcing services	23,998	25,961	30,181
Selling, general and administrative	73,073	65,395	56,597
Retirement and restructuring charge	3,190	4,874	2,485
Asset impairment charge	—	5,425	7,831

	242,277	220,260	193,476

Operating income	27,362	13,297	9,617
Other income	4,135	3,981	5,190
Other expense	(1,948)	(4,203)	(4,201)

Income from continuing operations before income taxes	29,549	13,075	10,606
Provision for income taxes	12,169	5,590	4,219

Income from continuing operations	17,380	7,485	6,387
Discontinued operations
Loss from discontinued operations, adjusted for
applicable provision (benefit) for income taxes
of $1,913, $(967), and $(6,558)	(2,486)	(6,939)	(11,724)
Gain (loss) on sale of discontinued operations, net
of income tax provision (benefit) of $2,400,
$(4,651), and $13,111	2,608	(9,621)	20,155

Income (loss) from discontinued operations	122	(16,560)	8,431

Net income (loss)	$17,502	$(9,075)	$14,818

Income from continuing operations
per common share	$0.52	$0.23	$0.19
per share – assuming dilution	$0.52	$0.22	$0.19

Income (loss) from discontinued operations
per common share	$0.00	$(0.50)	$0.26
per share – assuming dilution	$0.00	$(0.49)	$0.25

Net income (loss)
per common share	$0.52	$(0.27)	$0.45
per share – assuming dilution	$0.52	$(0.27)	$0.45

Common shares and equivalents outstanding
average common shares	33,653	33,240	32,842
average common shares – assuming dilution	33,727	33,608	33,278

See notes to consolidated financial statements.

Back to Contents

Consolidated Statements of Cash Flows

(in thousands except per share amounts) Year Ended September 30,	2003	2002	2001

Operating Activities
Net income (loss)	$17,502	$(9,075)	$14,818
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gain) loss on sale of discontinued operations	(5,008)	14,272	(33,266)
Gain on bond repurchase	(1,384)	—	—
Asset impairment charge	—	5,425	7,831
WebCT commission income	—	—	(2,700)
Depreciation and amortization	15,358	20,540	27,754
Provision for doubtful accounts	412	2,127	5,129
Deferred tax provision (benefit)	6,818	2,547	(11,529)
Noncash charges related to retirement and restructuring charges	327	1,525	604
Noncash charges related to discontinued operations	392	1,645	3,150
Loss on disposal of property and equipment	—	595	1,022
Income tax benefit from exercise of nonqualified stock options	306	345	2,077
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,793)	(7,065)	8,407
Decrease (increase) in prepaid income taxes	8,549	(19,810)	8,421
Decrease (increase) in other current assets	103	675	(14,800)
(Decrease) increase in accounts payable	(1,395)	(2,330)	1,249
(Decrease) increase in income taxes payable	320	(6,601)	19,015
Decrease in accrued expenses	(23,954)	(8,194)	(13,090)
Increase (decrease) in other long-term liabilities	3,145	(117)	2,878
Increase (decrease) in deferred revenue	1,024	4,230	(5,832)
Decrease in other operating assets and deferred charges	(845)	881	3,834
Decrease in net assets of discontinued operations	8,739	—	—

Net Cash Provided by Operating Activities	28,616	1,615	24,972

Investing Activities
Purchase of property and equipment	(5,004)	(5,646)	(9,910)
Proceeds from the sale of property and equipment	—	1,450	—
Capitalized computer software costs	—	(751)	(962)
Purchase of investments available for sale	(55,932)	(88,902)	(97,920)
Proceeds from the sale or maturity of investments available for sale	61,369	91,124	52,172
Purchase of businesses, net of cash acquired	(27,648)	(36,019)	(3,009)
Proceeds from sale of discontinued operations	34,701	7,476	85,000

Net Cash Provided By (Used In) Investing Activities	7,486	(31,268)	25,371

Financing Activities
Repayment of borrowings	(42,871)	(2,771)	(712)
Issuance of Company stock, under ESPP	418	442	35
Decrease in notes receivables from stockholders	—	500	110
Proceeds from exercise of stock options	3,580	2,827	2,544

Net Cash (Used in) Provided By Financing Activities	(38,873)	998	1,977

(Decrease) increase in cash & cash equivalents	(2,771)	(28,655)	52,320

Cash and cash equivalents at beginning of year	72,820	101,475	49,155

Cash and cash equivalents at end of year	$70,049	$72,820	$101,475

Supplemental Information
Noncash investing and financing activities:
Noncash expense, primarily extension of stock options	$—	$2,356	$—
Purchase of subsidiary assets — noncash portion	—	—	500
Conversion of subordinated debentures to common stock	—	—	27

See notes to consolidated financial statements.

Back to Contents

	Consolidated Statements of Stockholders’ Equity
(in thousands)	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Notes Receivable from Stock- holders’	Total Stock- holders’ Equity

Balance at September 30, 2000	$372	$115,247	$111,879	$(540)	$(24,911)	$(610)	$201,437
Stock issued under stock option plans, including tax benefits, 369 shares	4	4,766	—	—	—	—	4,770
Stock issued on bond conversion, 1 share	—	27	—	—	—	—	27
Stock issued under ESPP, 23 shares	—	—	—	—	183	—	183
Collections on notes receivable from shareholders	—	—	—	—	(148)	110	(38)
Comprehensive income
Other comprehensive income	—	—	—	200	—	—	200
Net income, year ended September 30, 2001	—	—	14,818	—	—	—	14,818

Total comprehensive income	—	—	—	—	—	—	15,018

Balance at September 30, 2001	376	120,040	126,697	(340)	(24,876)	(500)	221,397

Stock issued under stock option plans, including tax benefits, 395 shares	4	5,546	—	—	—	—	5,550
Stock issued under ESPP, 48 shares	—	—	—	—	442	—	442
Collections on notes receivable from shareholders	—	—	—	—	—	500	500
Comprehensive loss
Other comprehensive loss	—	—	—	(243)	—	—	(243)
Net loss, year ended September 30, 2002	—	—	(9,075)	—	—	—	(9,075)

Total comprehensive loss	—	—	—	—	—	—	(9,318)

Balance at September 30, 2002	380	125,586	117,622	(583)	(24,434)	—	218,571

Stock issued under stock option plans, including tax benefits, 467 shares	4	3,912	—	—	—	—	3,916
Stock issued under ESPP, 59 shares	—	—	—	—	418	—	418
Comprehensive income
Other comprehensive income	—	—	—	565	—	—	565
Net income, year ended September 30, 2003	—	—	17,502	—	—	—	17,502

Total comprehensive income							18,067

Balance at September 30, 2003	$384	$129,498	$135,124	$(18)	$(24,016)	$—	$240,972

See notes to consolidated financial statements.

Back to Contents

Notes to Consolidated Financial Statements (in thousands, except per share amounts)

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: During the quarter ended March 31, 2003 the Company completed the sale of its Global Energy and Utilities Solutions (“EUS”) business, which was declared a discontinued business in the quarter ended June 30, 2002. Additionally, the Company completed the sales of its Global Manufacturing & Distribution Solutions (“MDS”) business during the quarter ended June 30, 2002 and Global Government Systems (“GGS”) business during the quarter ended June 30, 2001. The EUS, MDS, and GGS businesses are accounted for as discontinued operations, and, accordingly, amounts in the consolidated balance sheets and statements of operations and related notes for all periods presented reflect discontinued-operations accounting.

Certain prior year amounts have been reclassified to conform to this year’s presentation. These reclassifications relate to (i) certain assets and liabilities, which were ultimately retained by the Company, related to the discontinued operations of the EUS business; (ii) a reclassification between accounts receivable and deferred revenue; (iii) a reclassification of purchased software amortization from selling, general and administrative to cost of sales software, maintenance and enhancements; and (iv) a reclassification of non-operating income and expense from revenues and expenses to other income and other expense.

Consolidation Policy: The accompanying consolidated financial statements include the accounts of Systems & Computer Technology Corporation and its subsidiaries (the “Company”). Intercompany items have been eliminated in consolidation.

Nature of Operations: The Company develops, licenses, and supports a suite of enterprise software; offers a series of related services including systems implementation, systems integration, and maintenance and enhancements; and provides a range of information technology outsourcing services. The Company’s market is higher education. The Company’s focus on one vertical market enables it to develop and utilize a base of industry expertise to deliver products and services that address specific client requirements.

Risks and Uncertainties: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in preparation of the financial statements and actual results could differ from the estimates and assumptions used. Credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s client base. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, historical trends, and other information.

Revenue Recognition: The Company licenses software under license agreements and provides services including installation, training, consulting, maintenance and enhancements, and outsourcing. When the Company enters into client arrangements with multiple elements, the elements typically include license fees, software services, and maintenance. The Company uses the “residual method” of revenue recognition under which the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. The Company establishes vendor specific objective evidence of fair market value and applies the residual method as follows: (i) software services — vendor specific objective evidence of fair market value is established for software services based on the price charged when this element is sold separately. The Company establishes rates for the various types of professional services available, and the rates charged to clients are consistent whether the professional services are sold in conjunction with a software sale or sold separately, subsequent to a software sale; (ii) maintenance — vendor specific objective evidence of fair market value is established for maintenance based on the price charged when this element is sold separately. This element is sold separately at the time of a renewal of the maintenance agreement; and (iii) software sales — the fair value of the undelivered elements (software services and maintenance) is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (software license). For an undelivered element not yet being sold separately, the fair market value is established by the Company’s management having the relevant authority.

Back to Contents

From time to time, the Company may enter into a multiple element arrangement subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. The fiscal funding clause applies to the undelivered elements of the arrangement, which include software services and maintenance, for which revenue is recognized as earned. Revenues are recognized under such contracts only when the Company considers the likelihood of cancellation to be remote. The fiscal funding clauses provide that the client must pay for all delivered services and maintenance up to the date of exercise of the fiscal funding clause. Exercise of the clause would either reduce or terminate undelivered services or terminate maintenance in response to a loss of funding. This would have the effect of reducing backlog, but would have no affect on revenues recognized up to that point. If a fiscal funding clause were to be exercised, the client would be obligated to pay for all services and maintenance performed up to the date of exercise.

License fee revenues are recognized when a license agreement has been signed, the software product has been shipped, the fees are fixed and determinable, collection is considered probable, and no significant vendor obligations remain. Because licensing of the software is not dependent on the professional services portions of the contract, the software revenue is recognized upon shipment. In limited cases where license fee payment terms exceed twelve months, the Company’s practice is generally to recognize those license fees when the payment is received. In certain license arrangements, the Company ships the product and recognizes revenue, but has not billed the complete contract amount because of contractual payment terms, resulting in an excess of revenues over billings in such periods. The resulting excess is reflected as unbilled receivables in the consolidated balance sheet.

Maintenance and enhancement agreements provide for telephone support and error correction for current versions of licensed systems, as well as regulatory updates and functional and technical enhancements to licensed systems if and when they become generally available. Revenues for maintenance and enhancements agreements are recognized ratably over the term of the agreements. Maintenance and enhancement agreements are billed annually and often billed in arrears, resulting in revenues in excess of billings. The resulting excess is reflected as unbilled accounts receivable in the consolidated balance sheet.

The Company provides software-related services, including systems implementation and integration services. The number of hours and duration for engagements fluctuates depending on the SCT product line, number of modules purchased, and the scope of services stated in the software arrangement contract. Services are generally provided under time and materials contracts and revenue is recognized as the services are provided. In some circumstances, services are provided under fixed-price arrangements in which revenue is recognized on the proportionate performance method, which relies on estimates of total expected contract revenues and costs. Since accounting for these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in estimates of costs to complete are reflected in operations in the period in which facts requiring those revisions become known. In certain software services contracts, the Company performs services but cannot immediately bill for them. Since revenue is generally recognized as work is performed, an excess of revenues over billings occurs in such periods. The resulting excess is reflected as unbilled accounts receivable in the consolidated balance sheet. Billings in these software services contracts cause a decrease in the unbilled accounts receivable, although additional unbilled accounts receivable will continue to be recorded based on the terms of the contracts.

Most of the Company’s outsourcing service contracts are fixed-price, multi-year contracts, and revenue for these contracts is measured and recognized utilizing the proportionate performance method over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. During the first several years of a typical outsourcing services contract, the Company performs services to identify and implement changes to optimize the client’s technology environment. Once these changes are complete, less effort and expense is required towards the end of multi-year outsourcing contracts to maintain the streamlined client operations. During the first several years, the Company performs services and incurs expenses at a greater rate than in the later years of the contract. Since billings usually remain constant during the term of the contract, and revenue is recognized as work is performed, revenues usually exceed billings in the early years of the contract. The resulting excess is reflected as unbilled accounts receivable in the consolidated balance sheet. In some cases when a contract term is extended, the billing period is also extended over the new life of the contract. As a contract proceeds, services are performed, and expenses are incurred at a diminishing rate, resulting in billings exceeding revenue recognized, which causes a decrease in the unbilled accounts receivable balance. These contracts require an estimate of periodic revenue earned and costs to be incurred to deliver products or services and are subject to revision as work progresses. Revisions in the estimates are reflected in operations in the period in which facts requiring those revisions become known.

Back to Contents

Certain of the Company’s outsourcing services contracts are subject to “fiscal funding” clauses, which entitle the client, in the event of budgetary constraints, to reduce the level of services to be provided by the Company, with a corresponding reduction in the fee the client must pay. In certain circumstances, the client may terminate the services altogether. Revenues are recognized under such contracts only when the Company considers the likelihood of cancellation to be remote. If a fiscal funding clause were to be exercised, the client would be obligated to pay for all services performed up to the date of exercise.

Other Expense: Other expense is comprised primarily of interest expense on the Company’s outstanding convertible subordinated debentures, which mature on October 15, 2004.

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

The fair values of short-term investments (as disclosed in Note B) and long-term debt (as disclosed in Note J) are estimated using quoted market values.

Property and Equipment: Property and equipment are recorded at cost. Equipment is depreciated over its estimated useful life, for periods ranging from three to 10 years, using the straight-line method. Buildings and related improvements are depreciated using the straight-line method, for periods up to 30 years.

Long-Lived Assets: Through September 30, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives ranging from five to 20 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which resulted in discontinuing the amortization of goodwill. Under SFAS 142, goodwill is carried at its book value, and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives continue to be amortized for periods ranging from three to ten years (See Note H).

The Company evaluates goodwill and other intangibles for potential impairment on an annual basis unless circumstances indicate the need for impairment testing between the annual tests. The judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational performance of the Company. In assessing the recoverability of the Company’s goodwill and other intangibles, the Company would make valuation assumptions to determine the fair value of the respective assets.

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

Business Segments: As a result of the sale of the EUS business during the second quarter of fiscal year 2003, and the sales of the MDS and GGS businesses in the third quarters of fiscal years 2002 and 2001, respectively, the Company currently has one reportable segment: Global Education Solutions. The accompanying financial statements and related notes, exclusive of discontinued operations, reflect the operations of the Global Education Solutions business.

Back to Contents

The following table presents revenues from continuing operations by country based on location of the customer and property by country based on location of the asset (in thousands):

	2003		2002		2001
	Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

United States	$242,998	$115,598	$211,207	$89,569	$184,071	$63,344
Other Countries	26,641	312	22,350	545	19,022	1,280

Total	$269,639	$115,910	$233,557	$90,114	$203,093	$64,624

Income Per Share: Net income per common share excludes the dilutive effect of both stock options and convertible debentures. Net income per share – assuming dilution includes the dilutive effect of both stock options and convertible debentures even if the dilutive effect is immaterial. A reconciliation of the numerators and the denominators of net income per common share and net income per share – assuming dilution follows (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001

Numerator
Income from continuing operations available to common stockholders	$17,380	$7,485	$6,387

Discontinued operations:
Loss from discontinued operations, net of income taxes	(2,486)	(6,939)	(11,724)
Gain (loss) on sale of discontinued operations, net of income taxes	2,608	(9,621)	20,155

Income from discontinued operations	122	(16,560)	8,431

Net income (loss) available to common stockholders after assumed conversions	$17,502	$(9,075)	$14,818

Denominator
Weighted average common shares	33,653	33,240	32,842
Effect of dilutive securities:
Employee stock options	74	368	436

Weighted average common shares assuming dilution	33,727	33,608	33,278

Income from continuing operations
per common share	$0.52	$0.23	$0.19
per share – assuming dilution	$0.52	$0.22	$0.19

Income (loss) from discontinued operations
per common share	$0.00	$(0.50)	$0.26
per share – assuming dilution	$0.00	$(0.49)	$0.25

Net income (loss)
per common share	$0.52	$(0.27)	$0.45
per share – assuming dilution	$0.52	$(0.27)	$0.45

Back to Contents

The Company has $32.0 million of convertible debentures bearing interest at 5% and maturing on October 15, 2004, that were issued in October 1997. If these debentures were converted, 1.2 million additional shares would be added to common shares outstanding. These debentures were antidilutive for fiscal years 2003, 2002 and 2001 and therefore are not included in the above denominators for income from continuing operations per share – assuming dilution, income (loss) from discontinued operations per share – assuming dilution, or net income per share – assuming dilution.

Stock-based Compensation: The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company does not recognize compensation cost based on the fair value of the options granted at grant date.

As required under SFAS 123, the Company provides pro forma disclosure of net income and earnings per share. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method as described in that statement (in thousands, except per share amounts):

Year Ended September 30,	2003	2002	2001

Net income (loss), as reported	$17,502	$(9,075)	$14,818
Less: stock-based employee compensation expense determined under fair value method, net of related tax effects	(2,325)	(1,892)	(3,434)

Pro forma net income (loss)	$15,177	$(10,967)	$11,384

Earnings (loss) per share:
per common share, as reported	$0.52	$(0.27)	$0.45
per common share, pro forma	$0.45	$(0.33)	$0.35
per share – assuming dilution, as reported	$0.52	$(0.27)	$0.45
per share – assuming dilution, pro forma	$0.45	$(0.33)	$0.34

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

Accumulated Other Comprehensive Income: Accumulated other comprehensive income (loss) as of September 30, 2003, 2002, and 2001 is as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Total

Balance at September 30, 2000	$(536)	$(4)	$(540)
Current-period change	10	190	200

Balance at September 30, 2001	(526)	186	(340)
Current-period change	(402)	159	(243)

Balance at September 30, 2002	(928)	345	(583)
Current-period change	739 (a)	(174)	565

Balance at September 30, 2003	$(189)	$171	$(18)

(a)	$390 relates to previously recognized translation losses reclassified to income as a result of the liquidation of foreign entities.

Back to Contents

Foreign Currency Translation: The local currencies are the functional currencies of the Company’s foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at current exchange rates and resulting translation adjustments are included in, and are the major components of, accumulated other comprehensive loss. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Transaction gains and losses, which were not material, are included in the results of operations of the period in which they occur.

New Accounting Standards: In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 required that gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. The provisions of SFAS 145 related to the rescission of Statement No. 4 are effective for fiscal years beginning after May 15, 2002, so the Company adopted SFAS 145 at the beginning of fiscal year 2003. As a result, the gain on the repurchase of debt during fiscal year 2003, as discussed in Note J, has been reported as other income in continuing operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 during fiscal year 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and requires that a liability for costs associated with an exit or disposal activity be recognized as incurred. The impact of SFAS 146 will be dependent upon decisions made by the Company in the future.

In January 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company has not entered into any guarantees after the effective date of FIN No. 45. The disclosure requirements of FIN No. 45 are included in Note M. The adoption of this interpretation has not had a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company is currently completing its analysis of the provisions of FIN No. 46 and does not expect its December 15, 2003 adoption to have material impact on its consolidated financial position, consolidated results of operations, or liquidity.

NOTE B—CASH AND SHORT-TERM INVESTMENTS

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the date of purchase.

Short-term investments consist of corporate, state and municipal, and federal debt securities. Management determines the appropriate classification of the securities at the time of purchase. At September 30, 2003 and 2002, the portfolio of securities was classified as available for sale. These securities are carried at fair value, based on quoted market values, with the unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive income (loss). The available-for-sale portfolio is comprised of highly liquid investments available for current operations and general corporate purposes and, accordingly, is classified as a current asset.

Back to Contents

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as realized gains and losses, are included in Other Income. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on the specific identification method. Gross realized gains and losses on sales of available-for-sale securities were immaterial in fiscal years 2003 and 2002.

Cash and short-term investments at September 30, 2003 and 2002, respectively, are comprised of (in thousands):

September 30,	2003	2002

(in thousands)
Cash and cash equivalents	$70,049	$72,820
Short-term investments, including accrued interest of $766 and $701, respectively:
Corporate debt securities	22,634	23,846
State and municipal debt securities	22,331	36,908
Federal debt securities	9,798

Short-term investments	54,763	60,754

Cash and short-term investments	$124,812	$133,574

The contractual maturities of short-term investments held at September 30, 2003, are (in thousands):

	Fair Value	Amortized Cost	Weighted Average Contractual Interest Rate

Less than 1 year	$26,751	$23,474	1.7%
1 – 3 years	22,718	22,398	4.1%
Greater than 3 years	5,294	5,151	5.1%

Total	$54,763	$51,023

NOTE C—LONG-TERM INVESTMENTS

The Company has made investments for strategic business purposes in the common and preferred stock of WebCT, a privately held provider of web-based course tools for the higher education market. The fair value of the investment in WebCT, which is classified as a long-term asset, is not readily determinable; therefore, it is carried at cost adjusted for other-than-temporary impairments discussed below. The Company evaluates its investment in WebCT for other-than-temporary impairment on a quarterly basis. In assessing impairment, the Company reviews the operating performance, cash flow and cash flow forecasts, and private equity transactions of WebCT, and stock prices and equity values of publicly traded peers of WebCT (as determined by the Company). During fiscal years 2002 and 2001, the Company recorded asset impairment charges of $5.4 million and $7.8 million, respectively, related to this investment and in fiscal year 2002, the Company wrote-off the non-compete agreement with WebCT, which had a carrying value of $1.5 million. In fiscal year 2001, the Company earned $2.7 million in shares of WebCT as a result of the joint marketing agreement with WebCT pursuant to which schools with cumulative enrollments totaling one million students licensed a product jointly developed by the Company and WebCT. The common stock received by the Company was recorded at its estimated fair value as determined in the fiscal year 2001 quarter when the Company recorded an impairment charge to the initial investment in WebCT. The carrying value of the investment in WebCT at September 30, 2003 is $4.0 million, which is included in other assets and deferred charges in the consolidated balance sheet. Future charges would be recorded if, at a future measurement date, an additional impairment was found to be other than temporary. At September 30, 2003, the Company owns approximately 11% of the voting shares of WebCT.

Back to Contents

NOTE D—ACQUISITIONS

Effective September 11, 2003, the Company acquired the assets of Newfront Software, Inc. (“Newfront”) for cash consideration of $0.6 million. As a result, the Company acquired the fsaAtlas product and related resources based in Cambridge, MA. Under the terms of the agreement, the Company shall make payments up to three years following the acquisition date contingent upon (i) maintenance fees collected for Newfront customers existing as of the closing date and (ii) license fees earned on sales of the Newfront product. As a result of the fair value of the identifiable acquired net assets being in excess of the cash consideration at September 30, 2003, the Company recorded an accrual of $0.8 million for potential earnout provision payments. Payments in excess of this amount will be included as additional consideration and will likely increase the amount recorded as goodwill. Intangible assets acquired include $0.8 million of purchased software and $0.9 million for customer relationships. The amortization period is five years for both purchased software and customer relationships. The completion of this transaction strengthens the Company’s ability to help U.S. institutions comply with certain federal regulations as well as manage enrollment and visa processing for foreign students, professors, and researchers.

Effective October 23, 2002, the Company acquired Campus Pipeline, Inc. (“Campus Pipeline”) for $36.4 million cash and the assumption by the Company of certain employee bonus and severance obligations totaling $5.2 million (the “Merger Consideration”). Campus Pipeline was a privately held corporation that provided digital and information systems products and services to colleges and universities. In accordance with the merger agreement, $3.5 million of the Merger Consideration was to be held in escrow until December 31, 2003 to secure certain indemnification obligations of the former stockholders of Campus Pipeline in favor of the Company in case of certain breaches of the merger agreement by Campus Pipeline. However, as the Company has made certain claims against the escrow, no funds will be released until these claims are resolved. Pursuant to the merger agreement and Campus Pipeline’s Certificate of Incorporation, holders of common stock of Campus Pipeline were not entitled to receive any portion of the Merger Consideration. The total amount of funds used to pay the Merger Consideration was obtained from the working capital of the Company.

The allocation of the Campus Pipeline purchase price is as follows (in thousands):

Total cost of Campus Pipeline acquisition	$36,391
Employee bonus and severance obligations	5,191
Accrued acquisition costs	9,011

50,593

Net tangible assets acquired	12,088
Customer relationships	6,000
Purchased software	3,000
Trade names and trademarks	2,000
Deferred taxes	10,024

33,112

Total Goodwill	$17,481

In the first quarter of fiscal year 2003, the Company recorded goodwill of $16.7 million related to the Campus Pipeline acquisition. During the remainder of fiscal year 2003, the Company recorded adjustments to certain accrued acquisition costs, net tangible assets acquired, and deferred taxes, resulting in a net increase to goodwill of $0.8 million. None of the goodwill is deductible for tax purposes. Goodwill includes $9.0 million of costs, including professional fees and other costs directly related to the acquisition. Some of these additional acquisition costs are estimates that may change and cause an adjustment to goodwill. Intangible assets acquired included $6.0 million of customer relationships, $3.0 million of purchased software and $2.0 million of trade names and trademarks. Intangible assets acquired have a weighted-average amortization period of eight years. Additionally the Company recorded a deferred tax asset of $10.0 million primarily to reflect the future benefit of net operating losses of Campus Pipeline. The acquired net operating losses will be used to offset the Company’s future taxable income and expire in various periods ending on or before September 30, 2022. The completion of this transaction provides the Company with core technologies for the e-Education Infrastructure with portal, platform, integration, and content management technologies designed specifically for higher education. Based on open standards, these technologies can be integrated with an institution’s systems to connect information, resources, and constituents.

Back to Contents

Concurrent with the acquisition of Campus Pipeline, the Company began a detailed evaluation of Campus Pipeline’s operations, resulting in a plan to terminate approximately 35 redundant employees and vacate space in a leased facility. The Company provided a reserve of $4.7 million for these actions and anticipates making payments for severance through the second quarter of fiscal year 2004 and for the leased facility through fiscal year 2012. This reserve is included in the $9.0 million accrued acquisition costs discussed above. Additionally the Company assumed certain employee bonus and severance obligations totaling $5.2 million, and anticipates making payments on these obligations through fiscal year 2004. Of the $9.9 million total charges relating to the termination of employees, leased facilities, and employee bonus and severance obligations, the Company made, from the period of acquisition through September 30, 2003, cash payments of $6.7 million related to these charges, primarily for severance obligations. At September 30, 2003, approximately $3.2 million of these accruals remain, principally for lease obligations.

Effective January 10, 2002, the Company acquired USA Education, Inc.’s (commonly known as “Sallie Mae”) student information systems business (the “business”). Under the terms of the agreement, the Company acquired Sallie Mae’s Exeter Student Suite and Perkins/Campus Loan Management product lines and related resources based in Cambridge, MA for approximately $19.6 million cash. The Company could make further cash payments of up to $5.3 million over the four years following the acquisition date, contingent upon the revenue derived from the license or other sale of the purchased product lines over that period. If any subsequent payments are made, they will be treated as additional consideration and will increase the amount recorded as goodwill. The Company does not anticipate making any payments related to this contingency. The Company recorded goodwill of $12.0 million related to the acquisition, all of which is deductible for tax purposes. Included in goodwill is $1.4 million of costs, including professional fees and other costs directly related to the acquisition. Intangible assets acquired included $5.4 million of purchased software and $0.8 million of other intangibles. The weighted-average amortization period is 5 years, 5 years for purchased software and 5 years for other intangibles. The Company purchased the business to increase its market opportunities in the larger school market.

In February 2002, the Company acquired the capital stock of Applied Business Technologies, Inc. (“ABT”) for $16.7 million cash. As a result, the Company acquired ABT’s PowerCAMPUS, IQ.Web and PocketCAMPUS Mobile applications, related resources in Newtown Square, PA, and ABT’s customer base. The Company recorded goodwill of $14.7 million related to the acquisition, of which $4.5 million is deductible for tax purposes. Included in goodwill is $0.5 million of costs, including professional fees and other costs directly related to the acquisition. Intangible assets acquired included $2.8 million of purchased software and $1.8 million of other intangibles. The weighted-average amortization period is 6 years, 5 years for purchased software and 10 years for other intangibles. The completion of this transaction provides the Company with an expanded market share in small to mid-sized institutions (enrollment under 2,500). It also allows the Company to expand its current technology offerings to institutions that have a preference for Microsoft, which provides a technology that is both affordable and easy to manage.

Back to Contents

NOTE E—DIVESTITURES

On March 5, 2003, the Company consummated the sale of its Global Energy and Utilities Solutions (“EUS”) business to Indus International, Inc. (“Indus”), for a sale price of $34.5 million. The Company received cash proceeds of $24.5 million in the second quarter of fiscal year 2003 and $10.0 million in the fourth quarter of fiscal year 2003, upon payment of a promissory note from Indus. In connection with the sale of the EUS business, the Company retained deferred tax assets of $4.2 million and reserves pertaining to restructurings associated with the EUS business of $1.2 million, both of which were previously included in the net assets of the discontinued operations. Additionally, the Company retained liability for claims (including the cost of defense of such claims) arising from certain client matters. At the time of sale, the Company made an assessment of the potential risk associated with these claims and as a result, the Company accrued a $2.0 million reserve for the defense of and resolution of these matters. The legal reserve and deferred tax asset amounts are included in the calculation of the gain on sale. The Company recorded a pretax gain of $7.4 million on the sale, which net of a $0.3 million tax provision that included previously unrecognized deferred taxes primarily from foreign operating losses, produced a net gain of $7.1 million. During the third and fourth quarters of fiscal year 2003, the Company recorded income totaling $0.5 million related to the discontinuation of the EUS business. The results of EUS have been reported as discontinued operations in the consolidated statements of operations.

Revenues from the EUS business for the five-month period ending March 5, 2003 and the years ending September 30, 2002 and 2001 were $23.9, $74.2 and $87.7 million, respectively. The loss from discontinued operations, net of taxes, for the five-month period ending March 5, 2003 and the years ending September 30, 2002 and 2001 were $1.6, $2.5 and $1.1, respectively. The net assets of discontinued operations at September 30, 2002, were $28.9 million.

On May 31, 2002, the Company consummated the sale of its Global Manufacturing & Distribution Solutions (“MDS”) business to Agilisys International Limited (“Agilisys”). The Company sold substantially all of the assets of MDS for net proceeds of $10.5 million. The Company could receive up to an additional $3.0 million based upon the achievement by Agilisys of specified revenue targets over the three-year period subsequent to the sale. During the fourth quarter of fiscal year 2003, the Company sold certain intellectual property rights, which were retained upon sale of the MDS business to Agilisys, for $1.0 million. In connection with the sale of the intellectual property rights, the Company recorded a $1.0 million pretax gain, which net of a $0.3 million tax provision, produced a net gain of $0.7 million. The Company received cash proceeds of $0.3 million and recorded a receivable for the remaining $0.7 million, which is due within 12 months. Additionally in the fourth quarter of fiscal year 2003, the Company initiated the liquidation of several international subsidiaries that had been components of the MDS business, resulting in an additional charge of $0.4 million on the sale of MDS. In the third quarter of fiscal year 2003, the Company recorded an additional $3.5 million tax charge to the discontinued operations of the MDS business. Of this tax charge, $2.8 million was applied to the loss on sale and $0.7 million was applied to loss from the discontinued operations of the MDS business. The charge was determined during preparation of the 2002 tax returns in the current year and relates to (i) additional foreign taxes on the discontinued business for which the Company does not expect to claim foreign tax credits and (ii) revisions to certain deductions which initially had been included in the calculation of the tax benefit on the sale of the MDS business. After consideration of the above, the Company recorded a cumulative loss of $9.8 million, net of a $0.2 million tax benefit on the disposition of the MDS business. The results of MDS have been reported as discontinued operations in the consolidated statements of operations.

MDS revenues for the eight-month period ending May 31, 2002 and the year ending September 30, 2001 were $22.1 and $55.5 million, respectively. The loss from discontinued operations, net of taxes, for the 2002 eight-month period and the year ending September 30, 2001 was $4.4 and $7.8 million, respectively.

On June 29, 2001, the Company completed the sale of its Global Government Solutions (“GGS”) business to Affiliated Computer Services, Inc., (“ACS”), realizing cash proceeds of $85.0 million. These proceeds were reduced by a $3.0 million payment, which was provided for at September 30, 2001, to ACS in the fourth quarter of fiscal year 2002 related to settlement of claims made by ACS. As a result of the disposition, the Company identified opportunities to further reduce and consolidate certain corporate functions, and provided a reserve of $12.8 million for severance and real-estate-related costs associated with such actions. The Company provided an additional $3.1 million and $3.5 million reserve for real-estate-related costs in the years ended September 30, 2003 and September 30, 2002, respectively. As of September 30, 2003, $7.7 million remained accrued for the satisfaction of real-estate obligations. After these provisions, the sale resulted in a cumulative pretax gain of $26.7 million, which net of $10.9 million of income taxes, resulted in a cumulative gain of $15.8 million on the sale of the GGS business. The results of GGS have been reported as discontinued operations in the consolidated statements of operations.

Back to Contents

Revenues from the GGS business were $65.7 for the year ending September 30, 2001. The loss from discontinued operations, net of taxes, for the years ending September 30, 2001 was $2.8 million. Included in the GGS loss for the fiscal year 2001 period was a pretax asset impairment charge of $1.8 million.

NOTE F—PROPERTY AND EQUIPMENT

September 30,	2003	2002

	(in thousands)
Land	$998	$998
Building and building improvements	16,985	16,810
Computer equipment & software	34,938	32,807
Other equipment, furniture, fixtures, and leasehold improvements	30,913	27,757

	83,834	78,372
Less accumulated depreciation	58,382	51,107

	$25,452	$27,265

Depreciation expense for the years ended September 30, 2003, 2002, and 2001 was $8.5, $8.8, and $9.3 million, respectively.

NOTE G— OTHER ASSETS AND DEFERRED CHARGES

September 30,	2003	2002

	(in thousands)
Deferred tax assets	$15,780	$10,718
Investment in WebCT	3,975	3,975
Long-term receivables	800	1,985
Deferred debt issuance expenses (a) (b)	155	711
Deferred costs and sales commissions related to outsourcing
services contracts in progress (a) (c)	722	755
Other	650	805

Total other assets and deferred charges	$22,082	$18,949

(a)	Shown net of accumulated amortization.
(b)	Amortized over the term of the related debt.
(c)	Amortized over the remaining term of the outsourcing service contract.

Back to Contents

NOTE H—GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill was $46.5 and $28.8 million at September 30, 2003, and September 30, 2002, respectively. The increase in goodwill at September 30, 2003, is primarily the result of the Campus Pipeline acquisition (see Note D). The Company is required to test the value of its goodwill at least annually.

The following table sets forth the Company’s amortized and unamortized intangible assets at the periods indicated (in thousands):

	September 30
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Purchased software	$16,320	$(6,969)	$12,462	$(4,558)
Covenants-not-to-compete	6,065	(6,053)	6,065	(5,687)
Customer relationships	8,519	(861)	1,652	(110)
Trade names and trademarks	2,000	(235)	—	—

	$32,904	$(14,118)	$20,179	$(10,355)

Unamortized intangible assets
Trade names and trademarks	$865		$865

	$865		$865

Estimated amortization expense for amortized intangible assets for the next five fiscal years ending September 30, are as follows (in thousands):

Fiscal year

2004	$3,851
2005	3,838
2006	3,838
2007	2,745
2008	1,279
Thereafter	3,235

Total	$18,786

Amortization expense on intangible assets was $3.8, $1.3, and $0.8 million for the years ended September 30, 2003, 2002, and 2001, respectively.

NOTE I—ACCRUED EXPENSES

	September 30,

	2003	2002

	(in thousands)
Accrued employee compensation	$8,339	$7,760
Accrued costs related to discontinued operations	6,300	7,533
Accrued costs related to acquisitions	4,868	1,174
Accrued third party licenses	3,825	3,256
Accrued payroll withholdings	3,332	4,740
Other	12,328	14,749

Total accrued expenses	$38,992	$39,212

NOTE J— DEBT

	September 30,

	2003	2002

	(in thousands)
5% convertible subordinated debentures, due October 15, 2004	$31,990	$74,723

Long-Term Debt	$31,990	$74,723

52

Back to Contents

In 1997, the Company issued $74.7 million of convertible subordinated debentures bearing interest at 5% and maturing on October 15, 2004. The debentures are convertible into common stock of the Company at any time prior to redemption or maturity at a conversion price of $26.375 per share, subject to change as defined in the Trust Indenture. The debentures are redeemable at any time after October 15, 2000, at prices from 102.5% of par decreasing to par on October 15, 2003. The fair value, based on quoted market values, of the convertible subordinated debentures at September 30, 2003, was $30.5 million. The Company has 1.2 million shares reserved for issuance related to these debentures. In several transactions during the first and third quarters of fiscal year 2003, the Company repurchased $42.7 million face value of the debentures at prices ranging from $94 to $98, plus accrued interest. The transactions included principal of $41.0 million and interest of $0.9 million for a total payment of $41.9 million including fees. The Company recorded a gain of $1.4 million primarily in the first quarter of fiscal year 2003 related to these transactions, which is included in other income.

Prior to the Company’s acquisition of Campus Pipeline in the first quarter of fiscal year 2003, Campus Pipeline had borrowed funds from a bank and as of the transaction date, October 23, 2002, the outstanding balance was approximately $1.0 million. Shortly after the consummation of the acquisition, the Company repaid the outstanding bank note payable balance in full. This payment is reflected in the financing activities of the Consolidated Statements of Cash Flows.

The Company has a $30 million senior revolving credit agreement, which terminates in June 2004 with optional annual renewals. There were no borrowings outstanding at September 30, 2003 or 2002. The interest rate under the agreement is based on one of three formulae: one tied to the prime rate of the lender, one at a rate offered by the bank, and another tied to the London Inter-Bank Offered Rate (“LIBOR”). The commitment fee on the unused funds available for borrowing under the agreement is 5/16%. The Company has the right to permanently terminate the unused portion of the revolving commitment. As long as there are borrowings outstanding, and as a condition precedent to new borrowings, the Company must comply with certain covenants. Under the covenants, the Company is required to maintain certain financial ratios and other financial conditions. The Company has complied with all covenants and conditions at September 30, 2003. The Company may not pay dividends (other than dividends payable in common stock) or acquire any of its capital stock outstanding without a written waiver from its lender.

Interest paid during the years ended September 30, 2003, 2002, and 2001, was $2.8, $3.9, and $3.8 million, respectively.

NOTE K—BENEFIT PLANS

Stock Option Plans: The Company has stock option plans for the benefit of its key employees and nonemployee directors that provide for the grant of options to purchase the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the grant date.

The Company’s 1994 Long-Term Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, and other long-term performance awards. At September 30, 2003, only stock options have been issued pursuant to the plan.

There were 1,828,000 shares of common stock reserved for future grants under the stock option plans at September 30, 2003. The outstanding stock options expire on various dates through 2013. Options granted to employees generally have 10-year terms and vest and become fully exercisable at the end of three years of continued employment. There are 1,060,000 options granted to senior management that have 10-year terms and vest and become exercisable in five years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 2003, all of the outstanding options were exercisable. There are 527,200 options granted to senior management that have 10-year terms and vest and become exercisable in three years from the date of grant and have accelerated vesting if certain performance conditions are met. At September 30, 2003, 500,533 of these options were exercisable. In addition, 390,000 options granted to nonemployee directors, of which 222,000 are exercisable at September 30, 2003, have 10-year terms and vest and become exercisable ratably over five years.

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, (“SFAS 123”)” the Company provides pro forma disclosure of net income and earnings per share as if the Company had accounted for its stock options using the fair value method as described in that statement.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 2.7%, 3.4%, and 4.8%, dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 62.2%, 67.6%, and 61.8%, and a weighted-average expected life of the option of four years.

Back to Contents

Following is a summary of the Company’s stock option activity and related information for the years ended September 30 (in thousands, except per share amounts):

	2003		2002		2001

	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	5,160	$13.70	5,623	$13.77	5,505	$14.00
Granted	1,259	9.97	682	12.19	877	10.94
Exercised	(468)	7.65	(395)	7.16	(370)	6.88
Cancelled	(1,313)	15.71	(750)	16.27	(389)	17.22

Outstanding at end of year	4,638	$12.73	5,160	$13.70	5,623	$13.77

Options exercisable at year end	3,087	$13.89	4,041	$14.10	3,958	$13.62
Weighted-average fair value of options granted during the year		$5.31		$6.62		$5.61

The following table summarizes information about stock options outstanding and exercisable at September 30, 2003 (in thousands, except per share amounts):

	Outstanding			Exercisable

Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (yrs.)	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$6.75 – 9.69	1,470	2.17	$9.11	1,259	$9.18
9.88 – 14.63	2,134	7.38	11.31	813	12.44
14.75– 24.38	1,034	3.78	20.80	1,015	20.91

$6.75 – 24.38	4,638	4.92	$12.73	3,087	$13.89

Employee Stock Purchase Plan: During fiscal year 2001, the Company’s shareholders approved the Employee Stock Purchase Plan, which provides for the purchase of up to 500,000 shares of the Company’s common stock. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. The purchase price per share is 85% of the fair market value on the last business day of each monthly offering period. In fiscal years 2003, 2002 and 2001, the Company sold 59,000, 48,000, and 23,000 shares, respectively, under this plan.

Employee Stock Ownership Plan:The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (“ESOT”) to distribute shares of the Company’s common stock as retirement and/or other benefits to the participants. The Company discontinued its contributions to the ESOT subsequent to the 1986 plan year. In accordance with the terms of the ESOP, the total amounts then allocated to the accounts of the participants immediately vested. As of September 30, 2003, there were 1,553,878 shares held by the ESOT.

Restricted Stock Plans:The Company had an Employees’ Restricted Stock Purchase Plan, which has been terminated, pursuant to which shares of the Company’s common stock were sold to key employees at 40% of the fair market value of unrestricted shares on the date of sale. The shares are restricted, and may not be sold, transferred, or assigned other than by an exchange with the Company for a number of shares of common stock not so restricted, to be determined by a formula. The formula reduces the number of unrestricted shares to be exchanged to give effect to the 60% reduction from fair market value of shares not so restricted. Certain of the shares sold are subject to the Company’s option to repurchase a fixed percentage of the shares during a specified period at the employee’s purchase price plus 10% a year from the date of purchase in the event of certain terminations of employment. As of September 30, 2003 and 2002, there were approximately 160,000 restricted shares sold but not exchanged for unrestricted shares.

Back to Contents

Savings Plan: The Company also provides a defined contribution 401(k) plan to substantially all its U.S. employees, whereby the Company may make matching contributions equal to a percentage of the contribution made by participants. One half of the Company’s contributions are used to buy shares of the Company’s common stock. Expenses, net of the effect of forfeitures, under this plan for the years ended September 30, 2003, 2002, and 2001, were $2.7, $2.0, and $1.2 million, respectively.

NOTE L—INCOME TAXES

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Year Ended September 30,

	2003	2002	2001

U.S. operations	$30,021	$12,247	$11,786
International operations	(472)	828	(1,180)

	$29,549	$13,075	$10,606

The components of the provision for income taxes on income from continuing operations are as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Current:
Federal	$6,308	$4,236	$13,326
State	2,724	2,340	3,150
International	283	176	91

Total Current	9,315	6,752	16,567
Deferred (benefit)/expense (primarily federal)	2,854	(1,162)	(12,348)

	$12,169	$5,590	$4,219

A reconciliation of the provision for income taxes on income from continuing operations to the federal statutory rate follows:

	Year Ended September 30,

	2003	2002	2001

Expected federal tax rate	35.0%	35.0%	35.0%
Adjustments due to:
Effect of state and local taxes	8.1%	11.1%	9.0%
Research and development tax credit	–6.1%	–8.2%	–7.0%
Other – primarily non-deductible expenses and foreign rate differences	4.2%	4.9%	2.8%

	41.2%	42.8%	39.8%

Income taxes paid during fiscal years ended September 30, 2003, 2002, and 2001, were $8.0, $24.0, and $13.2 million, respectively.

Back to Contents

The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities of continuing operations are as follows (in thousands):

	September 30,

	2003	2002

Deferred Tax Assets
Purchased research and development	$746	$949
Accrued expenses and reserves	6,630	6,864
Tax credits and loss carryforwards	12,722	248
Purchased software	—	616
Investment impairments and losses in equity investments	3,585	6,469
Unbilled accounts receivable	597	—
Valuation Allowance	(457)	—

Total Deferred Tax Assets	23,823	15,146
Deferred Tax Liabilities
Depreciation and amortization	(1,160)	(731)
Unbilled accounts receivable	—	(1,872)
Software capitalization	(883)	(1,746)
Purchased software	(946)	—

Total Deferred Tax Liabilities	(2,989)	(4,349)

Net Deferred Tax Asset	$20,834	$10,797

As of September 30, 2003, SCT had a federal net operating loss carryforward of $74.6 million, which begin to expire in 2018. The entire amount was acquired in the Campus Pipeline acquisition. Due to the Campus Pipeline ownership change, the use of the net operating loss carryforward could be substantially limited by Section 382 of the Internal Revenue Code. Based on an analysis performed by the Company, it is anticipated that $33.6 million of the Campus Pipeline net operating loss will be available for utilization after Section 382 limitations. Accordingly, a deferred tax asset based on this amount was recorded at the acquisition date being available to offset future reversing temporary differences and future taxable income.

NOTE M—PRODUCT DEVELOPMENT, COMMITMENTS, AND OTHER ITEMS

Product development expenditures, including software maintenance expenditures, for the years ended September 30, 2003, 2002, and 2001, were approximately $42.6, $30.0, and $29.6 million, respectively. In fiscal years 2003, 2002 and 2001, no amounts were capitalized and the above amounts were charged to operations as incurred. For fiscal years 2003, 2002, and 2001, amortization of capitalized software costs (not included in expenditures above) amounted to $2.2, $2.6, and $2.8 million, respectively.

Rent expense for the years ended September 30, 2003, 2002 and 2001, was $5.6, $5.6, and $5.8 million, respectively. The Company leases office space under noncancellable lease agreements. These leases expire through 2012 and most contain renewal options. Aggregate rentals payable under significant noncancellable lease agreements with initial terms of one year or more as of September 30, 2003, are as follows (in thousands):

Fiscal Year	Amount

2004	$7,245
2005	6,353
2006	5,439
2007	5,332
2008	4,261
Thereafter	2,845

$31,475

Back to Contents

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

NOTE N—RETIREMENT AND RESTRUCTURING CHARGES

On May 1, 2003, as part of its repositioning initiative, the Company implemented a restructuring action, principally in product and product support activities, to improve fundamental business processes and reduce costs. This resulted in the termination of approximately 85 employees. In connection with this, the Company recorded a restructuring charge of approximately $1.7 million, principally for severance payments. Through the fourth quarter of fiscal year 2003, the Company made payments of $1.5 million related to these charges. At September 30, 2003, $0.2 million of the accrual remains and payments are expected to continue through the second quarter of fiscal 2004. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2003, the Company implemented a restructuring action, principally in professional services, to better align resources with available backlog. This resulted in a restructuring charge of $1.5 million for severance payments related to the reduction in force of 65 employees. Through September 30, 2003, the Company made payments of $1.2 million related to these charges. At September 30, 2003, $0.3 million of the accrual remains and payments are expected to continue through the fourth quarter of fiscal 2004. The Company believes this amount is adequate to cover remaining obligations.

In the second quarter of fiscal year 2002, Michael J. Emmi, former President, Chief Executive Officer, and Chairman of the Board of Directors retired from the Company. In connection with his retirement, Mr. Emmi received a compensation package including a reduction of indebtednesses of $0.07 million, the continuation of his life and health insurance and other fringe benefits for periods ranging from two to five years, as well as an assignment to him of life insurance policies covering him, and the immediate vesting of certain rights under other compensation plans. All Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation. The Company recorded a charge of approximately $3.5 million related to the above actions in the second quarter of fiscal year 2002. During fiscal year 2003, the Company made payments of $0.2 million related to these charges and based on the remaining obligations the Company reduced the accrual by $0.1 million. At September 30, 2003, $0.4 million of the accrual remains and payments are expected to continue through the fourth quarter of fiscal 2005. The Company believes this amount is adequate to cover remaining obligations.

Also, during the quarter ended March 31, 2002, the Company implemented a restructuring action, which included the termination of employees, management changes, discontinuation of non-critical programs and the disposition of related assets. During that quarter, the Company recorded a charge of $1.4 million related to severance payments and disposition of assets. During fiscal year 2003, the Company made payments of $0.4 million related to these charges. As of September 30, 2003, the charges recorded to this accrual are complete and no accrual remains related to these obligations.

During the third quarter of fiscal year 2001, the Company implemented a restructuring action that included the termination of employees, management changes, consolidation of certain facilities, and discontinuation of non-critical programs. The Company accrued $2.0 million related to severance and termination benefits and $0.4 million of other costs based on a termination plan developed by management in consultation with the Board of Directors. The accrual was fully utilized as of September 30, 2002.

	Employee Costs	Other	Total

	(in thousands)
Provision for restructuring charges	$2,081	$404	$2,485
Cash payments	(1,360)	—	(1,360)
Non-cash items	(200)	(404)	(604)

Balance as of September 30, 2001	521	—	521

Provision for restructuring charges	4,874	—	4,874
Cash payments	(2,769)	—	(2,769)
Non-cash items	(1,525)	—	(1,525)

Balance as of September 30, 2002	1,101	—	1,101

Provision for restructuring charges	3,190	—	3,190
Cash payments	(3,279)	—	(3,279)
Non-cash items	(132)	—	(132)

Balance as of September 30, 2003	$880	$—	$880

Back to Contents

NOTE O—OTHER INCOME

	Year Ended September 30,
	2003	2002	2001

	(in thousands)
Interest income	$2,554	$3,956	$5,297
Gain on bond repurchases	1,383	—	—
Miscellaneous other, net	198	25	(107)

	$4,135	$3,981	$5,190

NOTE P—RELATED PARTY TRANSACTIONS

At September 30, 2003, the Company has an ownership interest in and a joint marketing agreement with WebCT. Under the joint market agreement, the Company earned commissions of $0.1 and $0.5 million in fiscal years 2003 and 2002, respectively. In the third quarter of fiscal year 2001, the Company earned $2.7 million in shares of WebCT. The Company has a net payable to WebCT of $1.3 million at September 30, 2003 and September 30, 2002.

The Company has loans and advances outstanding to non-officer employees totaling $0.7 and $1.1 million at September 30, 2003 and 2002, respectively.

NOTE Q—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended
	December 31,		March 31,		June 30,		September 30,
	2002(a)	2001	2003(b)	2002(c)	2003(d)	2002(e)	2003(f)	2002(g)

Revenues	$61,030	$49,472	$64,860	$57,312	$67,371	$60,891	$76,378	$65,882
Gross profits	20,174	17,423	20,344	19,833	26,369	22,932	36,738	28,803
Operating income	1,896	2,804	988	548	7,504	915	16,974	9,030
Other income	1,945	1,497	483	1,217	782	517	925	750
Other expense	(504)	(1,046)	(492)	(1,047)	(484)	(1,064)	(468)	(1,046)
Income from continuing operations before income taxes	3,337	3,255	979	718	7,802	368	17,431	8,734
Provision for income taxes	1,335	1,361	396	208	3,234	527	7,204	3,494
Income (loss) from continuing operations	2,002	1,894	583	510	4,568	(159)	10,227	5,240
Income (loss) from discontinued operations	217	(1,332)	4,839	(10,738)	(3,534)	(280)	(1,400)	(4,210)
Net income (loss)	$2,219	$562	$5,422	$(10,228)	$1,034	$(439)	$8,827	$1,030
Income (loss) from continuing operations per common share	$0.06	$0.06	$0.02	$0.02	$0.14	$—	$0.30	$0.16
Income from continuing operations per share – assuming dilution	$0.06	$0.06	$0.02	$0.02	$0.14	$—	$0.30	$0.16
Income (loss) from discontinued operations per common share	$0.01	$(0.04)	$0.14	$(0.32)	$(0.11)	$(0.01)	$(0.04)	$(0.13)
Income (loss) from discontinued operations per share – assuming dilution	$0.01	$(0.04)	$0.14	$(0.32)	$(0.11)	$(0.01)	$(0.04)	$(0.13)
Net income (loss) per common share	$0.07	$0.02	$0.16	$(0.31)	$0.03	$(0.01)	$0.26	$0.03
Net income (loss) per share – assuming dilution	$0.07	$0.02	$0.16	$(0.31)	$0.03	$(0.01)	$0.26	$0.03

Back to Contents

(a)	Income (loss) from continuing operations includes a pretax gain of $1,350 on the repurchase of 5% convertible subordinated debentures (Note J).
(b)
Income (loss) from continuing operations includes a pretax restructuring charge of $1,520 (Note N) and income (loss) from discontinued operations includes a pretax gain on the sale of the EUS business of $7,498 (Note E).

(c)
Income (loss) from continuing operations includes a pretax restructuring charge of $4,874 (Note N) and income (loss) from discontinued operations includes a pretax loss on the sale of the MDS business of $10,488 (Note E).

(d)
Income (loss) from continuing operations includes a pretax restructuring charge of $1,670 (Note N) and income (loss) from discontinued operations includes a $3,500 tax charge to the discontinued operations of the MDS business

(e)	Income (loss) from continuing operations includes a pretax asset impairment charge of $5,425 (Note C).
(f)	Income (loss) from discontinued operations includes a $3,100 provision for real-estate-related costs (Note E).
(g)	Income (loss) from discontinued operations includes a $3,500 provision for real-estate-related costs (Note E).

NOTE R—CONTINGENCY

In connection with the sale of the EUS business, the Company agreed to indemnify the Purchaser against all losses arising from certain claims asserted against the Company. The Company maintained the exclusive right to control the defense of these claims. At the time of sale, the Company made an assessment of the potential risk associated with these claims and as a result, a $2.0 million reserve was established for the defense of and resolution of these claims. This amount is included in the calculation of the gain on sale of the EUS business. Additionally, the Company agreed to indemnify the purchaser for breaches of representations and warranties made by the Company in the agreement. If indemnity claims are made against the Company, the proceeds received by the Company for the sale may be subject to adjustment. After consideration of the accrual for the aforementioned legal matters, in the opinion of management any further indemnity obligations of the Company that may result would not materially affect the Company’s consolidated financial statements.

The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

NOTE S — SUBSEQUENT EVENT

Effective December 10, 2003, the Company reached a definitive agreement with SunGard Data Systems Inc. for the acquisition by SunGard of all of the shares of SCT for $16.50 per share in cash. Based on SCT’s approximately 35.4 million fully diluted common shares outstanding, the transaction has an aggregate value of approximately $584.0 million. The board of directors of each company has approved the transaction. The consummation of the transaction is subject to the approval of SCT’s stockholders and other customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to be completed in the Company’s second quarter of fiscal year 2004.

Back to Contents

On December 10, 2003, the Company announced that it will be redeeming its 5% Convertible Subordinated Debentures which mature on October 15, 2004. There are $32.0 million of debentures outstanding. The debentures will be redeemed at face value in the Company’s second quarter of fiscal year 2004. There is no expected gain or loss on this transaction.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Systems & Computer Technology Corporation

We have audited the accompanying consolidated balance sheets of Systems & Computer Technology Corporation as of September 30, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Systems & Computer Technology Corporation at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
October 28, 2003, except for Note S as to which
the date is December 10, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

Back to Contents

ITEM 9.A. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its executive management team, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods.

Since the Evaluation Date, there have been no significant changes to the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Directors and Executive Officers of the Company are:

DIRECTORS

Name	Age	Positions with the Company, Principal Occupation and Other Directorships	Has Been a Director Since	Expiration of Current Term

Gabriel A. Battista* +	59	Chairman of the Board and Chief Executive Officer of Talk America Holdings, Inc., f/k/a Talk.com, Inc., f/k/a Tel—Save.Com, Inc., since January 1999; Chief Executive Officer of Network Solutions, Inc. from October 1996 through December 1998.	1996	2006

Robert M. Gavin, Jr.#+	63	Interim President, Science Museum of Minnesota since June 10, 2003; Independent educational consultant since September 2001; President, Cranbrook Education Community from July 1997 to August 2001. Dr. Gavin is also a director of Hartford Mutual Funds.	2002	2006

Michael D. Chamberlain	59	President and Chief Executive Officer of the Company since January 2002; President and Chief Operating Officer of the Company from October 2001 to January 2002; President, SCT Global Operations from July 1999 to October 2001; President, SCT Software Group from May 1994 to July 1999. From September 1986 to May 1994, Mr. Chamberlain served as President of the Company’s education solutions business.	1989	2004

Back to Contents

Name	Age	Positions with the Company, Principal Occupation and Other Directorships	Has Been a Director Since	Expiration of Current Term

Thomas I. Unterberg	72	Co-Founder and Chairman of C.E. Unterberg, Towbin since June 1989. Mr. Unterberg is also a director of: Rumson-Fairhaven Bank & Trust, where he serves on the Compensation Committee; Electronics For Imaging, Inc., where he also serves on the Compensation Committee; and ServiceWare Technologies, Inc.	1982	2004

Allen R. Freedman*#	63	Non-executive Chairman of the Board of the Company since January 2002; Principal of A.R. Freedman and Company since 2000. Mr. Freedman is also a director of Fortis, Inc., where he serves on the Compensation Committee. He was Managing Director, Fortis International N.V. from January 1987 until he retired on July 31, 2000, and Chairman and Chief Executive Officer of Fortis, Inc. from November 1990 until he retired on July 31, 2000.	1982	2005

Eric Haskell	57	Executive Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company since October 2002; Senior Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company from July 1990 to October 2002; Vice President, Finance and Administration, Treasurer and Chief Financial Officer of the Company from March 1989 to July 1990. Mr. Haskell also serves as a director of Triton PCS Holdings, Inc.	2002	2005

Martin Ringle#+	54	Chief Technology Officer for Reed College since 1989.	2003	2004

Debra Isenberg*	52	Associate Partner of EMM Group since July 2003; Managing Director and Chief Marketing Officer of CSFBdirect from 2000-2002; Managing Director of Americas Marketing for UBS AG from 1999-2000; Principal of Isenberg Consulting from 1998-1999; Senior Vice President of Global Marketing for Dow Jones & Company, Inc. from 1997-1998.	2003	2004

*	Member of the Audit Committee
#	Member of the Nominating and Governance Committee
+	Member of the Compensation Committee

Back to Contents

EXECUTIVE OFFICERS

Name	Age	Positions with the Company, Principal Occupation and Other Directorships

Michael D. Chamberlain	59	See Information in Directors’ Table

Eric Haskell	57	See Information in Directors’ Table

Richard Blumenthal	55	Executive Vice President, General Counsel and Secretary of the Company since October 2002; Senior Vice President, General Counsel and Secretary of the Company from July 1990 to October 2002; Vice President, General Counsel and Secretary of the Company from July 1987 to July 1990; General Counsel of the Company since December 1985

Brian Madocks	47	Executive Vice President, Field Operations since October 2003; Senior Vice President of Sales for the Company from August 2003 through September 2003; Senior Vice President & General Manager for Financial Services & Telecommunications for SAP America, Inc. from January 2003 until April 2003; Senior Vice President & General Manager for the Services Sector for SAP America, Inc. from 2001 to 2002; Senior Vice President & General Manager for Financial Services for SAP America, Inc. from April 2000 through December 2000; President, North America Operations, for Princeton Financial Systems from 1998 to 2000

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Reporting Persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely upon review of the copies of Section 16(a) reports furnished to us and written representations of Reporting Persons that no other reports were required with respect to fiscal 2003, all Section 16(a) filing requirements applicable to the Reporting Persons were met.

CODE OF ETHICS

The Board of Directors has a adopted a Code of Business Conduct and Ethics, which has been filed as an exhibit to this Form 10-K. The Company intends to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of or waivers to the Code of Business Conduct and Ethics on the Company’s web site.

Audit Committee Financial Expert.

The Board of Directors has determined that the Audit Committee does not have an “audit committee financial expert” as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Board of Directors believes that each of the members of the Audit Committee has demonstrated that he or she is capable of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting. As the Board of Directors believes that the current members of the Audit Committee are qualified to carry out all of the duties and responsibilities of the Company’s Audit Committee, the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Directors who would qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Cash and Non-Cash Compensation Paid to Certain Executive Officers

The following table sets forth, for the fiscal years ended September 30, 2001, 2002 and 2003, respectively, certain compensation information with respect to: (a) the Company’s Chief Executive Officer; and (b) each of the four other most highly compensated executive officers of the Company whose total annual salary and bonus for fiscal 2003 exceeded $100,000 and who (except as noted below) were serving at the end of fiscal 2003, based on the salary and bonus earned by such executive officers during fiscal 2003 (collectively, the “named executive officers”):

Back to Contents

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation ($)(2)

Michael D. Chamberlain	2003	$478,604	$455,869	150,000	$6,528
President and Chief	2002	$447,050	$392,600	20,000	$33,161
Executive Officer	2001	$369,550	$109,500	40,000	$28,572

Eric Haskell	2003	$350,000	$260,307	50,000	$6,528
Executive Vice President,	2002	$345,200	$243,840	15,000	$20,392
Finance and Administration, Treasurer and Chief Financial Officer	2001	$325,800	$80,000	30,000	$19,161

Richard A. Blumenthal	2003	$270,500	$199,977	42,500	$6,371
Executive Vice President,	2002	$266,825	$186,410	12,500	$18,192
General Counsel and Secretary	2001	$252,050	$61,250	25,000	$16,457

Roy Zatcoff (3)	2003	$252,633	$-0-	42,500	$5,691
Executive Vice President,
Product and Marketing Operations

Robert L. Moul (4)	2003	$265,800	$-0-	42,500	$5,628
President,
Field Operations

(1)
The amounts shown for fiscal 2003 represent the sum of transaction bonuses (discussed below) for Messrs. Chamberlain, Haskell and Blumenthal in the amounts of $124,269, $85,607, and $66,277, respectively; and performance bonuses for Messrs. Chamberlain, Haskell and Blumenthal in the amounts of $331,600, $174,700 and $133,700, respectively.

(2)
The amounts shown for fiscal 2003 represent the sum of the following: (a) Company matching contributions to each of the named executive’s accounts in the Company’s 401(k) retirement plan in the following amounts: Mr. Chamberlain, $6,000; Mr. Haskell, $6,000; Mr. Blumenthal, $5,843; Mr. Moul, $5,100; and Mr. Zatcoff, $5,241; (b) the following premiums paid by the Company on life insurance policies under which each named executive officer is the named insured and has the right to name the beneficiary: Mr. Chamberlain, $528; Mr. Haskell, $528; Mr. Blumenthal, $528; Mr. Moul, $528; and Mr. Zatcoff, $450.

(3)	Mr. Zatcoff first became an executive officer of the Company in October 2002 and resigned from the Company on August 6, 2003.
(4)	Mr. Moul first became an executive officer of the Company in October 2002 and resigned from the Company on September 30, 2003.

Back to Contents

Stock Options Granted to Certain Executive Officers During Last Fiscal Year

The following table sets forth certain information regarding options for the purchase of the Company’s common stock that were awarded to the named executive officers during fiscal 2003:

OPTION GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 2003

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (1)(2)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/ Sh)	Expiration Date	5% ($)	10% ($)

Michael D. Chamberlain	100,000	8.3%	$10.14	11/18/12	$655,617	$1,644,586
Michael D. Chamberlain	50,000	4.1%	$7.15	10/16/12	$240,712	$595,052
Richard A. Blumenthal	42,500	3.5%	$10.14	11/18/12	$278,637	$698,949
Eric Haskell	50,000	4.1%	$10.14	11/18/12	$327,809	$822,293
Robert L. Moul(3)	42,500	3.5%	$10.14	11/18/12	$278,637	$628,949
Roy Zatcoff(3)	42,500	3.5%	$10.14	11/18/12	$278,637	$628,949

(1)
The potential realizable value portion of the foregoing table illustrates value that might be realized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, non-transferability or vesting over a period of years.

(2)
All options reported in this table were granted pursuant to the Company’s 1994 Long-Term Incentive Plan, pursuant to which one-third (1/3) of the options granted become exercisable on the first anniversary of the grant date, and an additional one-third (1/3) become exercisable on each of the second and third anniversaries of the grant date. The right to exercise the options expires ten (10) years after the grant date. All of the options were granted on November 18, 2002, excepting that 50,000 options were granted to Mr. Chamberlain on October 16, 2002.

(3)	Mr. Zatcoff resigned on August 6, 2003 and Mr. Moul resigned on September 30, 2003. These options terminated as a result of the resignations.

Back to Contents

Stock Options Exercised by Certain Executive Officers During Fiscal 2003 and Held by Certain Executive Officers at September 30, 2003

The following table sets forth certain information regarding options for the purchase of the Company’s common stock that were exercised and/or held by the named executive officers during fiscal 2003:

AGGREGATED OPTION EXERCISES IN FISCAL YEAR
ENDED SEPTEMBER 30, 2003 AND FISCAL YEAR-END 2003 OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable(1)

Michael D. Chamberlain	37,438	$232,396	188,148/176,668	$42,383/194,500
Eric Haskell	0	$-0-	290,800/70,000	$168,737/15,000
Richard A. Blumenthal	0	$-0-	278,532/59,168	$178,965/12,750
Robert L. Moul	33,333	$106,425	17,998/70,169	$-0-/28,550
Roy Zatcoff	65,000	$127,887	-0-/-0-	$-0-/-0-

(1)	The values in this column are based on the closing price of the Company’s common stock of $10.44 on September 30, 2003, the last trading day of fiscal 2003.

Transaction Bonus Compensation Arrangements

Messrs. Chamberlain, Haskell and Blumenthal are each a party to an agreement with the Company pursuant to which the named executive is entitled to a bonus upon the sale of all or substantially all of the assets of any of the Company’s business units, or upon a change in control of the Company in its entirety. Upon the occurrence of such a transaction, the Company will establish a transaction bonus pool, equal to .8% of the gross value of all cash, securities and other property paid to the Company or its stockholders as the purchase price for the transaction in question. Under the terms of their respective agreements with the Company, Mr. Chamberlain is entitled to 45%, Mr. Haskell is entitled to 31%, and Mr. Blumenthal is entitled to 24% of the applicable transaction bonus pool.

Based upon the terms of its agreement with each of the named executives, the Company paid transaction bonuses to Messrs. Chamberlain, Haskell and Blumenthal during fiscal 2003 in connection with the Company’s sale of its utilities software and services business.

Severance Agreements

The Company has Severance Agreements with Messrs. Chamberlain, Haskell, and Blumenthal (the “Executives”) in order to reinforce and encourage the continued attention and dedication of the Executives to their assigned duties without the distraction which may arise in the event of a change of control. Under the Severance Agreements, the Company agrees to pay the Executives certain specified severance payments and benefits in the event that their employment with the Company is terminated in connection with a change in control. Each Executive, in turn, agrees, for a one-year period following the date of his or her termination resulting from a change in control, not to solicit or take away any customers or employees of the Company that are or were customers or employees during his employment with the Company.

Back to Contents

Among the benefits conferred, the Severance Agreements provide for the payment to the Executives of a specified multiplier times the sum of: (i) the higher of the Executive’s annual base salary in effect immediately prior to the notice of termination or immediately prior to the change in control; and (ii) the higher of the target bonus for the year in which the termination occurs or the highest bonus paid or payable to the applicable Executive for any of the previous five years. With respect to this calculation, the applicable multiplier for Messrs. Chamberlain, Haskell, and Blumenthal is three. In addition to the payment described above, the Severance Agreement requires the Company, for a period of 36 months after the date of a covered termination, to provide the named executive officers with life, disability, accident and health insurance benefits substantially similar to those which the named executive officer received immediately prior to the notice of termination, unless the named executive officer is otherwise offered or provided comparable benefits without cost during such period. The Severance Agreement also provides that the Company will indemnify the Executives from certain legal and other expenses incurred in connection with a termination of his employment, as well as from certain excise taxes which may be levied upon the severance payments and other benefits conferred to the Executive upon a change of control.

Messrs. Chamberlain, Haskell and Blumenthal also have agreements with the Company that provide, among other things, that if such executive were terminated without cause (other than in connection with a change in control of the Company), he would receive the following benefits: (1) two times his annual base salary as in effect on the date of termination of employment; (2) continuation of all employer-provided insurance coverage for two years following the date of termination of employment; (3) all options to purchase securities of the Company held by him on the date of termination of his employment immediately vest and may be exercised for two years following the date of termination of employment; and (4) if applicable, an additional sum of cash which compensates him in full for the imposition of any additional income tax and/or excise tax or penalty which may be levied upon the severance payments and other benefits conferred to him under the agreement.

In addition to the above, the stock option agreements held by Messrs. Chamberlain, Haskell and Blumenthal provide for accelerated vesting of options upon a change of control.

Retirement Arrangement

Effective January 2, 2002, Michael J. Emmi retired from the Company and resigned as the Company’s Chairman of the Board, President and Chief Executive Officer, as a member of the Company’s Board of Directors and as an officer and director of all the Company’s subsidiaries. In connection with his retirement, Mr. Emmi agreed not to compete with the Company’s education business for three years or with the Company’s remaining businesses for two years, and Mr. Emmi in turn received certain compensation during fiscal 2002 which was discussed in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders. The Company also agreed to continue to provide Mr. Emmi with life and health insurance and other fringe benefits for periods ranging from two to five years, as well as to assign life insurance policies covering Mr. Emmi, and Mr. Emmi. In addition to the above, all Company stock options held by Mr. Emmi became vested and were amended to permit Mr. Emmi to exercise them by the earlier of their original expiration date or two years from the date of his resignation.

Back to Contents

During the fiscal year ending September 30, 2003, the Company paid Mr. Emmi $155,428 for life and health insurance policies as well as other fringe benefits required to be paid by the Company pursuant to his retirement arrangement. In addition, effective October 1, 2003, Mr. Emmi’s Retirement Agreement was amended to provide that, in discharge of the Company’s obligations to pay premiums for certain split dollar life insurance policies through the fifth anniversary of Mr. Emmi’s retirement, the Company will pay him $343,793 by January 1, 2004.

Separation Arrangements

On September 15, 2003, the Company entered into an employment separation agreement with Robert L. Moul, the former President, Field Operations for the Company. Under the terms of the separation agreement, in exchange for a release of all claims, the Company agreed to pay Mr. Moul severance compensation in the amount of $22,150 per month for the period from October 1, 2003 through March 31, 2004, inclusive; and thereafter, to continue to pay Mr. Moul severance compensation in the amount of $22,150 per month through September 30, 2004, unless, prior to that date, Mr. Moul accepted a full-time position with another employer. During the period that Mr. Moul is receiving the severance compensation from the Company: (a) the Company is required to allow Mr. Moul to participate in the Company’s medical and dental insurance plans, provided that he pays the premiums he would otherwise have paid for such coverage as an employee of the Company; and further, (b) the Company is required to pay the premiums for an executive life insurance policy that the Company provided to Mr. Moul during his term as the Company’s President, Field Operations. In return for the consideration described above, Mr. Moul agreed not to compete with certain competitors of SCT during the period in which severance compensation is paid to him, and further agreed not to solicit or take away employees from SCT through March 31, 2005.

Compensation of Directors

Members of the Board of Directors who are officers of the Company are not separately compensated for serving on the Board of Directors. Mr. Freedman receives a monthly fee of $13,000 from the Company for his services as the Company’s non-executive Chairman of the Board. Each non-employee director (including Mr. Freedman) receives an annual cash retainer of $40,000, payable in four equal quarterly installments. All directors are reimbursed for reasonable expenses incurred in connection with their attendance at Board and committee meetings. Pursuant to the 1994 Non-Employee Director Plan, as amended (the “Plan”), the Board of Directors is authorized to grant options to non-employee directors in such amounts as the Board may determine, subject to the limitation that no non-employee director will be eligible to receive an option grant any sooner than five years after the date that such director was last granted options under the Plan. One-fifth (1/5) of the options granted under the Plan become exercisable on the first anniversary of the grant date, and an additional one-fifth (1/5) become exercisable on each of the second, third, fourth and fifth anniversaries of the grant date. The right to exercise the options granted under the Plan expires ten (10) years after the grant date. On July 7, 2003, Mr. Ringle and Ms. Isenberg were each granted an option under the Plan to purchase 30,000 shares of Company common stock at $9.45 per share.

Back to Contents

In addition to the above, the 1994 Non-Employee Director Stock Option Plan provides for accelerated vesting of the directors’ options upon a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 15, 2003, information as to the beneficial ownership of the Company’s common stock (the only class of outstanding voting security of the Company) by each person or group known by the Company, based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act of 1934, as amended, to own beneficially more than 5% of the outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

ICM Asset Management, L.P.	3,799,308	(2)	10.9%
W. 601 Main Ave., Suite 600
Spokane, WA 99201

Liberty Wanger Asset Management, L.P.	3,682,500		10.6%
227 West Monroe Street, Suite 3000
Chicago, IL 60606

Lord, Abbett & Co.	2,096,427		6.0%
90 Hudson Street
Jersey City, NJ 07302

(1)
Information with respect to beneficial ownership is based upon information furnished by each beneficial holder, director and officer to our Company or the Securities and Exchange Commission. Unless otherwise specified, the named stockholders have sole voting and investment power with respect to all of the shares indicated.

(2)
The named beneficial owner has shared voting power with respect to 2,097,832 shares and no voting power with respect to the balance of the shares; and shared dispositive power with respect to 3,799,308 shares.

Employee Stock Ownership Trust

While, as of December 15, 2003, 1,528,241 shares were owned of record by the Company’s Employee Stock Ownership Trust, and Mr. Haskell, Mr. Chamberlain and Mr. Blumenthal are members of the committee that administers the Company’s Employee Stock Ownership Plan, that committee does not have investment power with respect to the shares held by the Employee Stock Ownership Trust.

Back to Contents

Security Ownership of Management

The following table sets forth information, as of December 15, 2003, with respect to the beneficial ownership of the Company’s common stock by each director, each of the executive officers identified under the Summary Compensation Table and by all directors and executive officers as a group:

Name	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Michael D. Chamberlain	315,464	(2)	*
Thomas I. Unterberg	378,000	(3)	1.08%
Gabriel A. Battista	40,000	(4)	*
Allen R. Freedman	389,143	(5)	1.12%
Robert M. Gavin, Jr.	12,000	(6)	*
Eric Haskell	462,878	(7)	1.33%
Richard A. Blumenthal	401,776	(8)	1.15%
Debra Isenberg	0		*
Martin Ringle	0		*
Robert Moul	0		*
Roy Zatcoff	98	(9)	*
All directors and executive officers as a group (10 persons)	2,002,761	(10)	5.76%

(1)
Information with respect to beneficial ownership is based upon information furnished by each director and officer. Unless otherwise specified, the named stockholders have sole voting and investment power with respect to all of the shares indicated.

(2)	Includes options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 225,998 shares.
(3)	Includes 6,000 shares owned by Mr. Unterberg’s wife and options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 92,000 shares.
(4)	Represents options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 40,000 shares.
(5)	Includes 10,900 shares owned by Mr. Freedman’s wife and options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 92,000 shares.
(6)	Represents options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 12,000 shares.
(7)
Includes 12,000 shares owned by Mr. Haskell as custodian for his children and options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 287,666 shares.

(8)
Includes 30,000 shares owned by Mr. Blumenthal’s wife, 176 shares with respect to which Mr. Blumenthal does not have investment power, 36 shares owned by Mr. Blumenthal as custodian for his daughter, and options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 270,865 shares.

(9)	Represents shares with respect to which Mr. Zatcoff does not have investment power.
(10)
Includes options currently exercisable, or which can be exercised within sixty days of December 15, 2003, to purchase 1,020,529 shares, and 176 shares with respect to which the group does not have investment power. Does not include ownership interests and option exercise rights of Mr. Zatcoff or Mr. Moul. Includes share ownership interests and option exercise rights of executive officers and directors as of December 15, 2003.

*	Designates that the individual owns less than one percent of the Common Stock of the Company.

Back to Contents

SUMMARY OF EQUITY COMPENSATION PLANS

      The following table summarizes information about the Company’s equity compensation plans as of September 30, 2003. All outstanding awards relate to the Company’s common stock. For additional information about the Company’s equity compensation plans, see note K of Notes to Consolidated Financial Statements under Item 8:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,638,000	$12.73	1,828,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	4,638,000	$12.73	1,828,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Unterberg is a director of the Company and Chairman of C.E. Unterberg, Towbin. During fiscal 2003, the Company paid C.E. Unterberg, Towbin fees for investment banking services rendered in connection with the divestiture by the Company of its utilities software and services business. In addition, during fiscal 2003, the Company entered into an agreement with C.E. Unterberg, Towbin to pay the firm for services provided in connection with a transaction resulting in a change of control of the Company. Subject to the terms of the agreement, the fee which would be due to the firm in connection with a transaction involving a change of the control of the Company would be 0.75% of the gross value of the transaction.

The Company has confirmed, based upon a review of its internal records, that from October 1, 2002 to the date of this 10-K, there have not been any transactions and there are currently no proposed transactions, between the Company and any executive officer, director, 5% beneficial owner of the Company’s common stock, or member of the immediate family of the foregoing persons in which the amount involved exceeded $60,000 and in which one of the foregoing individuals or entities had a direct or indirect material interest, except as described above. Both the Audit Committee and the Board of Directors have reviewed and approved the related party transactions described above involving C.E. Unterberg, Towbin and believe such transactions were on terms that were reasonable and fair to the Company. No related party transaction had a material effect on the Company’s consolidated financial position, results of operations or cash flows for fiscal 2003.

ITEM 14. ACCOUNTANT FEES AND SERVICES.

Not applicable. Disclosure requirement applicable only with respect to fiscal years ending after December 15, 2003.

Back to Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Financial Statements, Financial Statement Schedule and Exhibits.

(1) The following consolidated financial statements of the Registrant and its subsidiaries are included herein:

Consolidated Balance Sheets—September 30, 2003 and 2002

Consolidated Statements of Operations—Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity—Years Ended September 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

(2) The following consolidated financial statement schedule of the Registrant and its subsidiaries is included herein:

Schedule II—Valuation and Qualifying Accounts

Back to Contents

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS SYSTEMS & COMPUTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

For the Three Years in the Period Ended September 30, 2003

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

For the year ended September 30, 2003
Reserves and allowances deducted from other assets and deferred charges:
Reserves for non-interest bearing loans to employees
Short-term	$56						$56
Long-term							—
Allowance for doubtful accounts	4,789	$412	$50	(1)	$3,050	(2)	2,201

Total	$4,845	$412	$50		$3,050		$2,257

For the year ended September 30, 2002
Reserves and allowances deducted from other assets and deferred charges:
Reserves for non-interest bearing loans to employees
Short-term	$56						$56
Long-term							—
Allowance for doubtful accounts	5,528	$839	$155	(1)	$1,733	(2)	4,789

Total	$5,584	$839	$155		$1,733		$4,845

For the year ended September 30, 2001
Reserves and allowances deducted from other assets and deferred charges:
Reserves for non-interest bearing loans to employees
Short-term	$56						$56
Long-term							—
Allowance for doubtful accounts	1,375	$4,531	$—		$378	(2)	5,528

Total	$1,431	$4,531	$—		$378		$5,584

(1)	Allowance added through acquisition

(2)	Uncollectible accounts written-off during the year, including certain accounts retained by the Company relating to its discontinued operations.

Back to Contents

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits (not included in the copies of the Form 10-K sent to stockholders).

No.	Exhibits
2.1	Agreement and Plan of Merger dated December 9, 2003 for the Acquisition of Systems & Computer Technology Corporation by SunGard Data Systems Inc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this Agreement have not been filed as a part of this Exhibit. The Company agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request. (Exhibit 2.1 to the Registrant’s Form 8-K dated December 10, 2003) [1]

3.1	Certificate of Amendment and Restated Certificate of Incorporation (Exhibit 3 to Registrant’s Form 10-Q for the quarterly period ended March 31, 1998) [1]

3.2	Bylaws (Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 1, 1993) [1]

3.3	Amendment to Bylaws adopted March 18, 1999 (Exhibit 3.3 to Registrant’s Form 10-Q for the quarterly period ended March 31, 1999) [1]

4.1	Form of Indenture under which the Registrant’s 5% Convertible Subordinated Debentures due 2004 are issued (Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 9, 1997) [1]

4.2	Rights Agreement, dated as of April 13, 1999, between Systems & Computer Technology Corporation and ChaseMellon Shareholder Services L.L.C., including Terms of Series A Participating Preferred Stock, which is attached as Exhibit A and Form of Right Certificate, which is attached as Exhibit B to the Rights Agreement (Exhibit 4.1 to the Registrant’s Form 8-K dated April 15, 1999) [1]

4.3	December 9, 2003 Amendment to Rights Agreement dated as of April 13, 1999, between Systems & Computer Technology Corporation and ChaseMellon Shareholder Services L.L.C., including Terms of Series A Participating Preferred Stock, which is attached as Exhibit A and Form of Right Certificate, which is attached as Exhibit B to the Rights Agreement (Exhibit 4 to the Registrant’s Form 8-A-A Amendment No. 1 dated December 10, 2003) [1]

10.1	Credit Agreement dated as of June 20, 1994 among the Registrant and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank (Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1994) [1]

10.2	Subsidiary Guaranty Agreement dated as of June 20, 1994 entered into by SCT Utility Systems, Inc. in favor of Mellon Bank. (Identical Subsidiary Guaranties, except as to the identity of the guarantor, were entered into by SCT Public Sector, Inc., SCT Financial Corporation, SCT International Limited, SCT Software & Technology Services, Inc., and SCT Property, Inc.) (Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1994) [1]

[1]	Incorporated by reference
[2]	Filed with this Annual Report on Form 10-K
[3]	Compensatory plan, contract or arrangement

Back to Contents

10.3	Extension Agreement dated June 20, 1996 among Systems & Computer Technology Corporation, SCT Software & Resource Management Corporation and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1996) [1]

10.4	Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1997) [1]

10.5	Second Amendment and Modification to Credit Agreement dated as of April 8, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 1997) [1]

10.6	Third Amendment and Modification to Credit Agreement dated as of June 4, 1997 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1997) [1]

10.7	Fourth Amendment and Modification to Credit Agreement dated as of May 6, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1998) [1]

10.8	Fifth Amendment and Modification to Credit Agreement dated as of October 9, 1998 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1998) [1]

10.9	Letter Amendment to Credit Agreement dated as of August 30, 1999 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended September 30, 1999) [1]

10.10	Sixth Amendment and Modification to Credit Agreement dated as of July 7, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.11 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000) [1]

10.11	Seventh Amendment and Modification to Credit Agreement dated as of September 7, 2000 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.12 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000) [1]

10.12	Eighth Amendment and Modification to Credit Agreement dated as of June 20, 2001 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.13 to Registrant’s Form 10-K for the fiscal year ended September 30, 2001) [1]

[1]	Incorporated by reference
[2]	Filed with this Annual Report on Form 10-K
[3]	Compensatory plan, contract or arrangement

Back to Contents

10.13	Ninth Amendment and Modification to Credit Agreement dated as of February 19, 2002 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2002) [1]

10.14	Tenth Amendment and Modification to Credit Agreement dated as of May 30, 2002 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2002) [1]

10.15	Eleventh Amendment and Modification to Credit Agreement dated as of October 18, 2002 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2002) [1]

10.16	Twelfth Amendment and Modification to Credit Agreement dated as of March 5, 2003 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. (Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2003) [1]

10.17	Thirteenth Amendment and Modification to Credit Agreement dated as of November 3, 2003 among Systems & Computer Technology Corporation and SCT Software & Resource Management Corporation as Borrowers and Mellon Bank, N.A. [2]

10.18	Systems & Computer Technology Corporation 1994 Long-Term Incentive Plan, as amended through November 18, 1997 (Exhibit 10 to Registrant’s Form 10- Q for the quarterly period ended March 31, 1998) [1,3]

10.19	Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 1995) [1,3]

10.20	Amendment One to the Systems & Computer Technology Corporation 1994 Non-Employee Director Stock Option Plan (Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 1998) [1,3]

10.21	Release and Separation Letter Agreement dated as of September 15, 2003 by and between Robert L. Moul and Systems & Computer Technology Corporation [2,3]

10.22	Severance Agreement dated as of April 21, 1999 by and between the Registrant and Richard A. Blumenthal [2,3]

10.23	Severance Agreement dated as of April 21, 1999 by and between the Registrant and Michael D. Chamberlain [2,3]

10.24	Severance Agreement dated as of April 21, 1999 by and between the Registrant and Eric Haskell [2,3]

10.25	Severance Agreement dated as of October 21, 2003 by and between the Registrant and Brian Madocks [2,3]

[1]	Incorporated by reference
[2]	Filed with this Annual Report on Form 10-K
[3]	Compensatory plan, contract or arrangement

Back to Contents

10.26	Executive Severance Agreement dated as of June 1, 2001 by and between the Registrant and Richard A. Blumenthal [2,3]

10.27	Executive Severance Agreement dated as of June 1, 2001 by and between the Registrant and Michael D. Chamberlain [2,3]

10.28	Executive Severance Agreement dated as of June 1, 2001 by and between the Registrant and Eric Haskell [2,3]

10.29	Transaction Bonus Agreement dated as of June 1, 2001 by and between the Registrant and Richard A. Blumenthal [2,3]

10.30	Transaction Bonus Agreement dated as of June 1, 2001 by and between the Registrant and Michael D. Chamberlain [2,3]

10.31	Transaction Bonus Agreement dated as of June 1, 2001 by and between the Registrant and Eric Haskell [2,3]

10.32	Retirement Agreement dated as of January, 2, 2002 by and between Michael J. Emmi and Systems & Computer Technology Corporation (Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended September 30, 2000) [1,3]

10.33	Letter Amendment dated as of October 1, 2003 to Retirement Agreement dated as of January, 2, 2002 by and between Michael J. Emmi and Systems & Computer Technology Corporation [2,3]

10.34	Stock Purchase Agreement dated June 23, 2001 by and among Systems & Computer Technology Corporation, SCT Technologies (Canada), Inc., SCT Financial Corporation, SCT Property, Inc., SCT Government Systems, Inc., Omni-Tech Systems, LTD., Affiliated Computer Services, Inc., ACS Enterprise Solutions, Inc. and ACS-Alberta, Inc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this Agreement have not been filed as a part of this Exhibit. The Company agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request. (Exhibit 2.1 to Registrant’s Form 8-K dated June 29, 2001) [1]

10.35	Amendment No. 1 to Stock Purchase Agreement dated June 29, 2001 by and among Systems & Computer Technology Corporation, SCT Technologies (Canada), Inc., SCT Financial Corporation, SCT Property, Inc., SCT Government Systems, Inc., Omni-Tech Systems, LTD., Affiliated Computer Services, Inc., ACS Enterprise Solutions, Inc. and ACS-Alberta, Inc. (Exhibit 2.2 to Registrant’s Form 8-K dated June 29, 2001) [1]

10.36	Asset Purchase Agreement dated as of April 10, 2002, by and between Systems & Computer Technology Corporation and High Process Technology, Inc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this Agreement have not been filed as a part of this Exhibit. The Company agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request. (Exhibit 2.1 to Registrant’s Form 8-K dated May 31, 2002) [1]

10.37	Amendment No. 1 to Asset Purchase Agreement dated May 31, 2002, by and between Systems & Computer Technology Corporation and Agilisys International Limited. (Exhibit 2.2 to Registrant’s Form 8-K dated May 31, 2002) [1]

10.38	Royalty Agreement dated as of May 31, 2002, by and between Systems & Computer Technology Corporation and Agilisys, Inc (Exhibit 2.3 to Registrant’s Form 8-K dated May 31, 2002) [1]

10.39	Agreement and Plan of Merger dated September 30, 2002 by and among Systems & Computer Technology Corporation, Campus Pipeline, Inc. and CPI Acquisition Company, Inc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this Agreement have not been filed as a part of this Exhibit. The Company agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request. (Exhibit 2.5 to Registrant’s Form 8-K dated October 23, 2002) [1]

[1]	Incorporated by reference
[2]	Filed with this Annual Report on Form 10-K
[3]	Compensatory plan, contract or arrangement

Back to Contents

10.40	Escrow Agreement dated October 23, 2002 by and among Systems & Computer Technology Corporation, Tyler Thatcher, as Stockholder Representative and J.P. Morgan, Trust Company, National Association (Exhibit 2.6 to Registrant’s Form 8-K dated October 23, 2002) [1]

10.41	Agreement and Plan of Merger dated January 29, 2002 by and among SCT Software and Resource Management Corporation, ABT Acquisition Corp., Applied Business Technologies, Inc. and the security holders of Applied Business Technologies, Inc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this Agreement have not been filed as a part of this Exhibit. The Company agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request. (Exhibit 10.30 to Registrant’s Form 10-K for the fiscal year ended September 30, 2002) [1]

10.42	Asset and Stock Purchase Agreement dated January 10, 2002 by and among Sallie Mae, Inc., Exeter Educational Management Systems, Inc., Sallie Mae Solutions (India) Private, Ltd. and Systems & Computer Technology Corporation .(Exhibit 10.31 to Registrant’s Form 10-K for the fiscal year ended September 30, 2002) [1]

10.43	Amendment No. 1 dated September 30, 2002 to Asset and Stock Purchase Agreement by and among Sallie Mae, Inc., Exeter Educational Management Systems, Inc., Sallie Mae Solutions (India) Private, Ltd. and Systems & Computer Technology Corporation .(Exhibit 10.32 to Registrant’s Form 10-K for the fiscal year ended September 30, 2002) [1]

10.44	Subsidiary Guaranty Agreement dated as of October 18, 2002, between Campus Pipeline, Inc. as Guarantor and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A. (Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2002) [1]

10.45	Explanation and Waiver of Rights Regarding Confession of Judgment (Surety) dated as of October 23, 2002, between Campus Pipeline, Inc. as Obligor and Citizens Bank of Pennsylvania, successor to Mellon Bank, N.A.. (Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended December 31, 2002) [1]

10.46	Oracle PartnerNetwork Agreement dated August 1, 2003 by and between the Registrant and Oracle Corporation, as amended of even date [2]

10.47	Oracle PartnerNetwork Application Specific Full Use Program Distribution Agreement dated August 1, 2003 by and between the Registrant and Oracle Corporation, as amended of even date [2]

10.48	Oracle PartnerNetwork Full Use Program Agreement dated August 1, 2003 by and between the Registrant and Oracle Corporation, as amended of even date [2]

10.49	Asset Purchase Agreement dated as of September 11, 2003 by and among the Registrant, Sanjeev Kale and Newfront Software, Inc. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to this Agreement have not been filed as a part of this Exhibit. The Company agrees to furnish supplementally a copy of any such schedules and exhibits to the Securities and Exchange Commission upon request. [2]

14.	Systems & Computer Technology Corporation Code of Business Conduct and Ethics [2]

21.	Subsidiaries of the Registrant [2]

[1]	Incorporated by reference
[2]	Filed with this Annual Report on Form 10-K
[3]	Compensatory plan, contract or arrangement

Back to Contents

23.	Consent of Ernst & Young LLP. [2]

31.1	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes Oxley Act of 2002. [2]

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes Oxley Act of 2002. [2]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. [2]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. [2]

[1]	Incorporated by reference
[2]	Filed with this Annual Report on Form 10-K
[3]	Compensatory plan, contract or arrangement

SCT will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder to SCT of SCT’s reasonable expenses in furnishing such exhibit.

(b) Reports on Form 8-K. The following are a list of current reports on Form 8-K that the Company filed or furnished since the end of the Company’s third quarter for fiscal 2003:

On July 23, 2003, the Company furnished a Report on Form 8-K in connection with a press release that the Company issued July 16, 2003 reporting financial results for Company’s third quarter ended June 30, 2003, and a broadly accessible conference call with investors that the Company held on July 16, 2003 to discuss the financial results announced in the press release. The press release was furnished as Exhibit 99.1 to the July 23, 2003 Report on Form 8-K, and certain information discussed during the conference call regarding one or more “non-GAAP financial measures” within the meaning of the Securities and Exchange Commission’s Regulation G was furnished as Exhibit 99.2 to the July 23, 2003 Report on Form 8-K.

On October 7, 2003 the Company furnished a Report on Form 8-K in connection with a press release that the Company issued October 2, 2003 reporting estimated earnings and other estimated financial information for its fourth quarter ended September 30, 2003, and a broadly accessible conference call with investors that the Company held on October 3, 2003 to discuss the Company’s preliminary results announced in the press release. The press release was furnished as Exhibit 99.1 to the October 7, 2003 Report on Form 8-K, and certain information discussed during the conference was furnished as Exhibit 99.2 to the October 7, 2003 Report on Form 8-K.

On November 3, 2003 the Company furnished a Report on Form 8-K in connection with a press release that the Company issued October 28, 2003 reporting its earnings and other financial information for its fourth quarter ended September 30, 2003, and a broadly accessible conference call with investors that the Company held on October 28, 2003 to discuss the Company’s results announced in the press release. The press release was furnished as Annex 1 to the November 3, 2003 Report on Form 8-K, and certain information discussed during the conference call regarding one or more “non-GAAP financial measures” within the meaning of the Securities and Exchange Commission’s Regulation G was furnished as Annex 2 to the November 3, 2003 Report on Form 8-K.

Back to Contents

On December 10, 2003 the Company filed a Report on Form 8-K in connection with the December 9, 2003 Agreement and Plan of Merger (the “Merger Agreement”), dated the Company SunGard Data Systems, Inc. (“SunGard”), and Schoolhouse Acquisition Corp. Inc., a wholly owned subsidiary of SunGard (“Merger Sub”), and in connection with the Company’s announcement on December 10, 2003 that the Company is redeeming its outstanding 5% Convertible Debentures due 2004. The Merger Agreement was filed as Exhibit 2.1, the press release issued by the Company and SunGard on December 9, 2003 announcing the transactions contemplated by the Merger Agreement was filed as Exhibit 99.to the December 10, 2003 Report on Form 8-K.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION (Registrant)

By: /s/ Michael D. Chamberlain Michael D. Chamberlain, President and Chief Executive Officer

Date: December 23, 2003

Back to Contents

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Michael D. Chamberlain Michael D. Chamberlain	President and Chief Executive Officer; Director (Principal Executive Officer)	December 23, 2003

/s/	Allen R. Freedman Allen R. Freedman	Director	December 23, 2003

/s/	Thomas I. Unterberg Thomas I. Unterberg	Director	December 23, 2003

/s/	Gabriel A. Battista Gabriel A. Battista	Director	December 23, 2003

/s/	Robert M. Gavin, Jr. Robert M. Gavin, Jr.	Director	December 23, 2003

/s/	Martin Ringle Martin Ringle	Director	December 23, 2003

/s/	Debra Isenberg Debra Isenberg	Director	December 23, 2003

/s/	Eric Haskell Eric Haskell	Executive Vice President, Finance and Administration, Treasurerand Chief Financial Officer; Director (Principal Financial and Accounting Officer)	December 23, 2003

Back to Contents

SYSTEMS & COMPUTER TECHNOLOGY CORPORATION

Index of Exhibits Filed Herewith

Exhibit No.	Exhibit	Page

10.17	Thirteenth Amendment and Modification
to Credit Agreement dated as of November 3, 2003
among Systems & Computer Technology Corporation and
SCT Software & Resource Management Corporation
as Borrowers and Mellon Bank, N.A.

10.21	Release and Separation Letter Agreement dated as of September 15, 2003 by and between Robert L. Moul and Systems & Computer Technology Corporation

10.22	Severance Agreement dated as of April 21, 1999 by and between the Registrant and Richard A. Blumenthal

10.23	Severance Agreement dated as of April 21, 1999 by and between the Registrant and Michael D. Chamberlain

10.24	Severance Agreement dated as of April 21, 1999 by and between the Registrant and Eric Haskell

10.25	Severance Agreement dated as of October 21, 2003 by and between the Registrant and Brian Madocks

10.26	Executive Severance Agreement dated as of June 1, 2001 by and between the Registrant and Richard A. Blumenthal

10.27	Executive Severance Agreement dated as of June 1, 2001 by and between the Registrant and Michael D. Chamberlain

10.28	Executive Severance Agreement dated as of June 1, 2001 by and between the Registrant and Eric Haskell

10.29	Transaction Bonus Agreement dated as of June 1, 2001 by and between the Registrant and Richard A. Blumenthal

10.30	Transaction Bonus Agreement dated as of June 1, 2001 by and between the Registrant and Michael D. Chamberlain

10.31	Transaction Bonus Agreement dated as of June 1, 2001 by and between the Registrant and Eric Haskell

Back to Contents

Exhibit No.	Exhibit	Page

10.32	Letter Amendment dated as of October 1, 2003 to Retirement Agreement dated as of January, 2, 2002 by and between Michael J. Emmi and Systems & Computer Technology Corporation

10.46	Oracle PartnerNetwork Agreement dated August 1, 2003 by and between the Registrant and Oracle Corporation, as amended of even date

10.47	Oracle PartnerNetwork Application Specific Full Use Program Distribution Agreement dated August 1, 2003 by and between the Registrant and Oracle Corporation, as amended of even date

10.48	Oracle PartnerNetwork Full Use Program Agreement dated August 1, 2003 by and between the Registrant and Oracle Corporation, as amended of even date

10.49	Asset Purchase Agreement dated as of September 11, 2003 by and among the Registrant, Sanjeev Kale and Newfront Software, Inc.

14.	Systems & Computer Technology Corporation Code of Business Conduct and Ethics

21.	Subsidiaries of the Registrant

23.	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002